Form 10-Q
period 2020-09-30
GigCapital3, Inc.
filed 2020-11-13
CIK 1802749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 25,893,479 shares of common stock, $0.0001 par value per share, outstanding.

GIGCAPITAL3, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGCAPITAL3, INC.

Condensed Balance Sheet

(Unaudited)

September 30, 2020
ASSETS
Current Assets
Cash	$1,587,093
Prepaid expenses and other current assets	248,274
Receivable from related party	111
Total current assets	1,835,478
Cash and marketable securities held in Trust Account	202,037,099
Interest receivable on cash and marketable securities held in the Trust Account	1,661
Other non-current assets	72,459
TOTAL ASSETS	$203,946,697
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$119,462
Payable to related parties	9,376
Accrued liabilities	36,126
Other current liabilities	11,566
Total current liabilities	176,530
Deferred underwriting fee payable	8,000,000
Total liabilities	8,176,530
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 18,888,135 shares, at a redemption value of $10.10 per share	190,770,164
Stockholders’ equity
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 7,005,344 shares issued and outstanding (excluding 18,888,135 shares subject to possible redemption) (1)	701
Additional paid-in capital	5,456,018
Accumulated deficit	(456,716)
Total stockholders’ equity	5,000,003
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$203,946,697

(1)	This number excludes the 750,000 Founder Shares (as described in Note 4) that were forfeited because the over-allotment option was not exercised by the Underwriters.

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL3, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30, 2020	Period from February 3, 2020 (Inception) through September 30, 2020
Revenues	$—	$—
General and administrative expenses	311,796	483,910
Loss from operations	(311,796)	(483,910)
Other income
Interest income on cash and marketable securities held in Trust Account	17,783	38,760
Loss before provision for income taxes	(294,013)	(445,150)
Provision for income taxes	5,307	11,566
Net loss and comprehensive loss	$(299,320)	$(456,716)
Net loss attributable to common stockholders	$(308,421)	$(476,553)
Weighted-average common shares outstanding, basic and diluted (1)	6,976,575	5,920,089
Net loss per share common share, basic and diluted	$(0.04)	$(0.08)

(1)	This number excludes the 750,000 Founder Shares (as described in Note 4) that were forfeited because the over-allotment option was not exercised by the Underwriters.

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL3, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional
Three Months Ended September 30, 2020	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance as of June 30, 2020	6,977,194	$698	$5,156,706	$(157,396)	$5,000,008
Reduction to offering costs	—	—	15,000	—	15,000
Shares subject to redemption	28,150	3	284,312	—	284,315
Net loss	—	—	—	(299,320)	(299,320)
Balance as of September 30, 2020	7,005,344	$701	$5,456,018	$(456,716)	$5,000,003

	Common Stock		Additional
Period from February 3, 2020 (Inception) through September 30, 2020	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance as of February 3, 2020 (Inception)	—	$—	$—	$—	$—
Sale of common stock to Founder at $0.0044 per share	5,735,000	574	24,426	—	25,000
Sale of common stock to Founder in private placement at $10 per share	650,000	65	6,499,935	—	6,500,000
Sale of common stock to Underwriters in private placement at $10 per share	243,479	24	2,434,766	—	2,434,790
Issuance of common stock to Insiders for no consideration	15,000	2	(2)	—	—
Sale of common stock in initial public offering, net of offering costs	20,000,000	2,000	187,265,093	—	187,267,093
Forfeiture of common stock sold to Founder due to over-allotment not being exercised (1)	(750,000)	(75)	75	—	—
Shares subject to redemption	(18,888,135)	(1,889)	(190,768,275)	—	(190,770,164)
Net loss	—	—	—	(456,716)	(456,716)
Balance as of September 30, 2020	7,005,344	$701	$5,456,018	$(456,716)	$5,000,003

(1)	750,000 Founder Shares were forfeited because the over-allotment option was not exercised by the Underwriters (see Note 4).

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL3, INC.

Condensed Statement of Cash Flows

(Unaudited)

Period from February 3, 2020 (Inception) through September 30, 2020
OPERATING ACTIVITIES
Net loss	$(456,716)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(37,099)
Interest receivable on cash and marketable securities held in Trust Account	(1,661)
Change in operating assets and liabilities:
Prepaid expenses	(248,274)
Receivable from related party	(111)
Other non-current assets	(72,459)
Accounts payable	34,462
Payable to related parties	9,376
Accrued liabilities	36,126
Other current liabilities	11,566
Net cash and cash equivalents used in operating activities	(724,790)
INVESTING ACTIVITIES
Investment of cash in Trust Account	(202,000,000)
Net cash and cash equivalents used in investing activities	(202,000,000)
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founder	25,000
Proceeds from sale of Units, net of underwriting discounts paid	196,000,000
Proceeds from sale of Private Placement Units to Founder	6,500,000
Proceeds from sale of Private Placement Units to Underwriters	2,434,790
Borrowing from a related party	100,000
Repayment of borrowing from a related party	(100,000)
Payment of deferred offering costs	(647,907)
Net cash and cash equivalents provided by financing activities	204,311,883
Net change in cash and cash equivalents during period	1,587,093
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$1,587,093
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Offering costs included in accounts payable	$85,000
Deferred underwriting fee payable upon business combination	$8,000,000
Change in value of common stock subject to possible redemption	$3,503,071

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from February 3, 2020 (date of inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Offering, the Company consummated the closing of a private placement sale (the “Private Placement”) of 893,479 units (the “Private Placement Units”), at a price of $10.00 per Private Placement Unit. The Company’s sponsor, GigAcquisitions3, LLC, a Delaware limited liability company (the “Founder”) purchased 650,000 Private Placement Units and Nomura Securities International, Inc. (“Nomura”), Oppenheimer & Co. Inc. (“Oppenheimer”) and Odeon Capital Group LLC (“Odeon”) (collectively, the “Underwriters”) purchased 243,479 Private Placement Units in the aggregate. The Private Placement Units consisted of the securities described in Note 4. The closing of the Private Placement generated gross proceeds of $8,934,790 consisting of $6,500,000 from the sale of the Private Placement Units to the Founder and $2,434,790 from the sale of Private Placement Units to the Underwriters.

Following the closing of the Offering, net proceeds in the amount of $196,000,000 from the sale of the Units and proceeds in the amount of $6,000,000 from the sale of Private Placement Units, for a total of $202,000,000, were placed in a trust account (“Trust Account”), which is described further below.

Transaction costs amounted to $12,785,179, consisting of $4,000,000 of underwriting fees, $8,000,000 of deferred underwriting fees and $785,179 of offering costs. The Company’s remaining cash after payment of the offering costs will be held outside of the Trust Account for working capital purposes. Subsequently to the closing of the Offering, offering costs of $785,179 accrued for at the closing of the Offering were reduced to $732,907. Therefore, total transaction costs amounted to $12,732,907.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of September 30, 2020 was $202,037,099, which represents cash and marketable securities of $202,000,000 from the sale of 20,000,000 Units at $10.00 per public share, net of underwriting fees of $4,000,000, the sale of 243,479 Private Placement Units to the Underwriters at $10.00 per Private Placement Unit, the sale of 650,000 Private Placement Units at $10.00 per Private Placement Unit, net of cash reserved for operating needs of the Company, and $37,099 of interest income earned on these holdings.

Additionally, there was $1,661 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheet in interest receivable on cash and marketable securities held in the Trust Account as of September 30, 2020.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2020, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

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

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of September 30, 2020 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net loss per share, the Company has not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; (ii) the shares issued to the Insiders representing 15,000 shares of common stock underlying restricted stock awards for the periods they were outstanding; and (iii) the 750,000 shares of common stock issued to the Founder that were forfeited due to the over-allotment option not being exercised by the Underwriters. Since the Company was in a net loss position during the periods after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended September 30, 2020	Period from February 3, 2020 (Inception) through September 30, 2020
Net loss	$(299,320)	$(456,716)
Less: net income attributable to common stock subject to redemption	(9,101)	(19,837)
Net loss attributable to common stockholders	$(308,421)	$(476,553)
Weighted-average common shares outstanding, basic and diluted	6,976,575	5,920,089
Net loss per share common share, basic and diluted	$(0.04)	$(0.08)

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

Cash and Marketable Securities Held in Trust Account

As of September 30, 2020, the assets held in the Trust Account consisted of money market funds and cash.

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

Offering Costs

Offering costs in the amount of $12,732,907 consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering. Offering costs were charged to stockholders’ equity and recorded in additional paid-in capital as a reduction to the gross proceeds received upon completion of the Offering.

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As previously reported on a Form S-1/A of the Company, on April 22, 2020, the Company entered into an Amended and Restated Subscription Agreement for Founder Shares, dated April 16, 2020 (the “Subscription Agreement”), by and between the Company and the Founder, pursuant to which the Founder agreed to acquire 5,735,000 shares of the Common Stock, of the Company, including up to 750,000 Founder Shares that Founder agreed to surrender and have cancelled in the event that the Underwriters did not fully exercise the underwriter over-allotment option.

The Underwriters had 45 days from May 13, 2020 to exercise their over-allotment option, which period expired on June 27, 2020. As a result of the Underwriters not exercising their over-allotment option by June 27, 2020, the Founder was obligated, pursuant to the terms of the Subscription Agreement, to surrender and cancel all of the 750,000 Founder Shares held by it that it agreed in the Subscription Agreement to surrender and have cancelled in the event that the Underwriters did not exercise such over-allotment option. Such surrender and cancellation occurred on June 29, 2020 as described in the Company’s Form 8-K filed with the SEC on June 30, 2020.

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

Administrative Services Agreement and Other Agreements

The Company agreed to pay $20,000 a month for office space, administrative services and secretarial support to an affiliate of the Founder, GigFounders, LLC. Services commenced on May 14, 2020, the date the securities were first listed on the New York Stock Exchange, and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

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

Related Party Loan

The Company entered into a promissory note agreement with the Founder under which $100,000 was loaned to the Company for the payment of expenses related to the Offering. The promissory note was non-interest bearing, unsecured and was repaid in full on May 18, 2020.

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized Common Stock of the Company includes up to 100,000,000 shares. Holders of the Company’s Common Stock are entitled to one vote for each share of Common Stock. As of September 30, 2020, there were 7,005,344 shares of Common Stock issued and outstanding and not subject to possible redemption. There were 18,888,135 shares of Common Stock subject to possible redemption issued and outstanding as of September 30, 2020.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2020, there were no shares of preferred stock issued and outstanding.

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

As of September 30, 2020, there were 15,670,104 Warrants outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$202,037,099

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the condensed statements of operations and comprehensive loss for the periods presented.

Additionally, there was $1,661 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheet in interest receivable on cash and marketable securities held in the Trust Account as of September 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to GigCapital3, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Founder” refer to GigAcquisitions3, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from February 3, 2020 (date of inception) through September 30, 2020, our only activities have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited balance sheet of May 18, 2020 as filed with the SEC on May 26, 2020. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $299,320, which consisted of operating expenses of $311,796 and a provision for income taxes of $5,307 that were partially offset by interest income on marketable securities held in the Trust Account of $17,783.

For the period from February 3, 2020 (date of inception) through September 30, 2020, we had a net loss of $456,716, which consisted of operating expenses of $483,910 and a provision for income taxes of $11,566 that were partially offset by interest income on marketable securities held in the Trust Account of $38,760.

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

Following the closing of the Offering and the Private Placement, a total of $202,000,000 was placed in the Trust Account. We incurred $12,785,179 in offering related costs, including $4,000,000 of underwriting fees, $8,000,000 of deferred underwriting fees, and $785,179 of other costs. Subsequently to the closing of the Offering, offering costs of $785,179 accrued for at the closing of the Offering were reduced to $732,907, of which $85,000 was included in accounts payable in our condensed balance sheet as of September 30, 2020. Therefore, total transaction costs amounted to $12,732,907.

As of September 30, 2020, we held cash and marketable securities in the amount of $202,037,099 (including $37,099 of interest earned) in the Trust Account. In addition, there was interest receivable to the Trust Account of $1,661. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the period from February 3, 2020 (date of inception) through September 30, 2020, we did not withdraw any funds from the interest earned on the Trust Account.

For the period February 3, 2020 (date of inception) through September 30, 2020, cash used in operating activities was $724,790, consisting of a net loss of $456,716, interest earned on marketable securities held in the Trust Account of $38,760, including interest receivable of $1,661, and increase in net operating assets of $320,844, including increase in prepaid operating expenses of $248,274, other non-current assets of $72,459, and receivable from related party of $111, that were partially offset by increase in net operating liabilities of $91,530, including accrued liabilities of $36,126, accounts payable of $34,462, other current liabilities of $11,566 for our year-to-date income taxes, and payable to related parties of $9,376.

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

As of September 30, 2020, we had cash of $1,587,093 held outside the Trust Account. We believe that the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 18 months from the closing date of the Offering, assuming that a Business Combination is not consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In order to finance operating and/or transaction costs in connection with a Business Combination, our Founder, executive officers, directors, or their affiliates may, but are not obligated to, loan us funds. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of September 30, 2020, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2020, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $20,000 for office space, administrative services and secretarial support. We began incurring these fees on May 14, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

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

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. We apply the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of September 30, 2020 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating our diluted net loss per share, we have not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; (ii) the shares issued to the Insiders representing 15,000 shares of common stock underlying restricted stock awards for the periods they were outstanding; and (iii) the 750,000 shares of common stock issued to the Founder that were forfeited due to the over-allotment option not being exercised by the Underwriters. Since we were in net loss position during the period after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended September 30, 2020	Period from February 3, 2020 (Inception) through September 30, 2020
Net loss	$(299,320)	$(456,716)
Less: net income attributable to common stock subject to redemption	(9,101)	(19,837)
Net loss attributable to common stockholders	$(308,421)	$(476,553)
Weighted-average common shares outstanding, basic and diluted	6,976,575	5,920,089
Net loss per share common share, basic and diluted	$(0.04)	$(0.08)

Common Stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2020, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder Shares

During the period from February 3, 2020 (date of inception) to February 14, 2020, the Founder purchased 5,735,000 shares of the Company’s Common Stock (the “Founder Shares”), including up to 750,000 shares subject to forfeiture if the Underwriters did not exercise the over-allotment option, for an aggregate purchase price of $25,000, or $0.0044 per share. The Company also issued 5,000 shares of Common Stock, solely in consideration of future services, to each of the Insiders pursuant to Insider Shares Grant Agreements dated May 13, 2020 between the Company and each of the Insiders, for an aggregate issuance of 15,000 shares of Common Stock (the “Insider Shares”). On June 27, 2020, the 45-day over-allotment option expired, and the Underwriters did not exercise the option as described in the Company’s Form 8-K filed with the SEC on June 30, 2020. Therefore, the Founder forfeited 750,000 Founder Shares, which were subsequently cancelled. As a result, there were 5,000,000 Founder Shares and Insider Shares outstanding as of September 30, 2020.

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

The Company incurred $12,732,907 in transaction costs, consisting of $4,000,000 of underwriting fees, $8,000,000 of deferred underwriting fees, and $732,907 of offering costs, of which $85,000 remains in accounts payable as of September 30, 2020. After deducting the underwriting discounts and commissions and offering expenses paid, the total net proceeds from the Offering and Private Placement was $204,286,883, of which $202,000,000 were placed in Trust Account at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee. Using a portion of the net proceeds of the Offering that was not placed in the Trust Account, we repaid a promissory note issued to our Founder, which bore the outstanding principal amount of $100,000, when we repaid it upon the closing of the Offering. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

As of September 30, 2020, we had cash of $1,587,093 held outside the Trust Account for working capital purposes.

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

Company Name

Date: November 13, 2020	By:	/s/ Dr. Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer, President and Executive Chairman (Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Brad Weightman
Brad Weightman
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)