Form 10-K
period 2020-12-31
GigCapital3, Inc.
filed 2021-03-31
CIK 1802749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39283

GigCapital3, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	84-4605714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1731 Embarcadero Rd., Suite 200 Palo Alto, CA	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 276-7040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and three-fourths of one Redeemable Warrant	GIK.U	New York Stock Exchange
Common Stock, par value $0.0001 per share	GIK	New York Stock Exchange
Redeemable Warrants, each full warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	GIK.WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☒ NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the units of the Company, of which common stock is a component, on The NYSE Stock Market on June 30, 2020, was $200,800,000.

The number of shares of Registrant’s Common Stock outstanding as of March 29, 2021 was 25,893,479.

i

CERTAIN TERMS

References in this Annual Report on Form 10-K (the “Annual Report”) to “we,” “us,” “our” or the “Company” refer to GigCapital3, Inc. References to our “management” or our “management team” refer to our officers and directors. References to the “Sponsor” or “Founder” refer to GigAcquisitions3, LLC. References to the “Initial Stockholders” refer to the Founder together with Mr. Weightman, our Vice President and Chief Financial Officer, Mr. Wang, our Software Chief Technical Officer, and Mr. Betti-Berutto, our Hardware Chief Technical Officer. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and stockholders’ value are beyond the Company’s ability to control or predict. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

All such forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

PART I

Item 1. Business.

Introduction

We are a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have identified Lightning Systems Inc. (“Lightning”) as our initial business combination target, and have scheduled a special meeting of stockholders to approve the business combination for April 21, 2021. Upon consummation of the business combination with Lightning, we expect to change our name and be known as Lightning eMotors, Inc. (“New Lightning eMotors”).

We seek to capitalize on the significant experience and contacts of our management team to complete our initial business combination. We believe our management team’s distinctive background and record of acquisition and operational success could have a transformative impact on verified target businesses. Following our initial business combination, our objective will be to implement or support the acquired company’s operating strategies in order to generate additional value for stockholders. General goals may include additional acquisitions and operational improvements.

Our management team has significant hands-on experience helping Technology, Media and Telecommunications (“TMT”) companies optimize their existing and new growth initiatives by exploiting insights from rich data assets that already exist within most TMT companies. We intend to apply a unique “Mentor-Investor” philosophy to partner with Lightning where we will offer financial, operational and executive mentoring in order to accelerate their growth and development from a privately held entity to a publicly traded company. Further, we intend to share best practices and key learnings, gathered from our management team’s operating and investing experience, as well as strong relationships in the TMT industry to help shape corporate strategies. Additionally, our management team has operated and invested in leading global TMT companies across their corporate life cycles, and has developed deep relationships with key large multi-national organizations and investors. We believe that these relationships and our management team’s know-how present a significant opportunity to help drive strategic dialogue, access new customer relationships and achieve global ambitions following the completion of our initial business combination. We believe that we are providing an interesting alternative investment opportunity that capitalizes on key trends impacting the capital markets for TMT companies.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from our management team’s operational expertise. Our selection process leveraged our management team’s broad and deep relationship network and unique TMT industry expertise, including proven deal-sourcing and structuring capabilities, to provide us with a multitude of business combination opportunities. Our management team has experience:

▪	operating companies, setting and changing strategies, and identifying, mentoring and recruiting world-class talent;
▪	developing and growing companies, both organically and inorganically, and expanding the product ranges and geographic footprints of a number of businesses;
▪	sourcing, structuring, acquiring and selling businesses and achieving synergies to create stockholder value;
▪	establishing a wide deal flow and efficient methodology of screening superior mergers and acquisitions (“M&A”) targets worldwide;
▪	partnering with industry-leading companies to increase sales and improve the competitive position of those companies;
▪	addressing business and technological changes in an evolving global TMT landscape;

▪	evaluating the viability of emerging TMT business models;
▪	fostering relationships with sellers, capital providers and target management teams; and
▪	accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Financial Position

With funds available for a business combination as of February 28, 2021 in the amount of $202,034,396, assuming no redemptions, we can offer Lightning a means to fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds in our trust account, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

▪

Subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

▪	Cause us to depend on the marketing and sale of a single product or limited number of products or services.

Redemption Rights

At the meeting called to approve our initial business combination, public stockholders (but not our Founders or management team) may seek to redeem their shares of common stock, regardless of whether they vote for or against the proposed business combination, by converting such shares into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid (which taxes may be paid only from the interest earned on the funds in the trust account). We may also require public stockholders seeking redemption, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. This fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to do so prior to the time that we know that the proposed business combination will be consummated. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. Thus, in the event we require stockholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the time designated in the proxy statement to deliver his, her or its shares if he, she or it wishes to seek to exercise his, her or its redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he, she or it is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his, her or its broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, in order to perfect redemption rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his, her or its redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him, her or it to deliver his, her or its certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he, she or it could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his, her or its shares in the open market before actually delivering his, her or its shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered his, her or its certificate or shares. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his, her or its shares is irrevocable once the business combination is approved.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his, her or its certificate or shares in connection with an election of such shares’ redemption and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he, she or it may simply request that the transfer agent return the certificate or shares (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any certificates or shares delivered by public holders. Furthermore, if the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights will not be entitled to convert their shares into a full pro rata portion of the trust account, as applicable. We will thereafter promptly return any shares delivered by public stockholders. In such case, public stockholders may only share in the assets of the trust account upon our liquidation. This may result in public stockholders receiving less than they would have received if the business combination was completed and they had exercised redemption rights in connection therewith due to potential claims of creditors. If we would be left with less than $5,000,001 of net tangible assets as a result of the holders of public shares properly demanding redemption of their shares, we will likely be unable to consummate a business combination.

Liquidation if No Business Combination

If we have not completed an initial business combination by the date required by our amended and restated certificate of incorporation, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account and net of interest that may be used to pay taxes our franchise and income taxes payable, and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Founder and management team have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would stop our public stockholders from converting or selling their shares of common stock to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by November 18,

2021, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Founders, any executive officer, director or director nominee, or any other person.

Under the Delaware General Corporation law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90‑day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. However, if we are unable to complete a business combination within the prescribed time frame, we will proceed as provided for in our amended and restated certificate as described above. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of the time periods described above and, therefore, we do not intend to comply with the procedures required by Section 280 of the DGCL, which would limit the amount and duration of our stockholders’ liability with respect to liquidating distributions as described above. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than ten business days to effectuate such distribution. Our Founders and management team have waived their rights to participate in any liquidation distribution with respect to the Founder Shares and the Placement Shares. There will be no distribution from the trust account with respect to our warrants or rights, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and the interest earned on the funds held in the trust account that we are permitted to withdraw to pay such expenses.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the stockholders seek to have us redeem or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation as described elsewhere herein. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot make any assurance of the amount we will be able to return to our public stockholders.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after November 18, 2021, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of at least 65% of our outstanding common stock. If we seek to amend any provisions of our amended and restated certificate of incorporation that would stop our public stockholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by November 18, 2021, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Founders, any executive officer, director or director nominee, or any other person. Our Founders and management team have agreed to waive any redemption rights with respect to any common stock held by them, including any public shares they may hold, in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

▪

We shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

▪

We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the shares of common stock voted at a stockholder meeting are voted in favor of the business combination;

▪	If our initial business combination is not consummated by November 18, 2021, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve the Company;
▪	The proceeds of our IPO, including such proceeds from the exercise of the underwriters’ over-allotment option, shall be placed into the trust account; and
▪	Prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock.

Competition

If we succeed in effecting the business combination with Lightning, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the Company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

We have registered our units, common stock, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards, as issued by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We are not required to assess our internal control procedures until the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

You should not place undue reliance on these forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Business Combination Agreement;
•

the outcome of any legal proceedings that may be instituted against the Company, Lightning Systems or others following announcement of the business combination and the transactions contemplated in the Business Combination Agreement;

•

the inability to complete the transactions contemplated by the Business Combination Agreement due to the failure to obtain approval of the stockholders of the Company or Lightning Systems or other conditions to closing in the Business Combination Agreement;

•	the ability to obtain or maintain the listing of New Lightning eMotors common stock on the NYSE following the business combination;
•	the risk that the proposed transaction disrupts current plans and operations as a result of the announcement and consummation of the business combination;
•

the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, the ability of the Company to grow and manage growth profitably, maintain relationships with customers, compete within its industry and retain its key employees;

•	costs related to the proposed business combination;
•	changes in applicable laws or regulations;
•	the effect of the COVID-19 pandemic on New Lightning eMotors’ business;
•

the ability of New Lightning eMotors to execute its business model, including market acceptance of its planned products and services and achieving sufficient production volumes at acceptable quality levels and prices;

•	New Lightning eMotors’ ability to raise capital;
•	the possibility that the Company or Lightning Systems may be adversely impacted by other economic, business, and/or competitive factors;
•	future exchange and interest rates; and
•	other risks and uncertainties indicated in this Annual Report and other filings that have been made or will be made with the SEC by the Company.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

The Company has no operating history and is subject to a mandatory liquidation and subsequent dissolution requirement. If the Company is unable to consummate a business combination, including the business combination, its public stockholders may be forced to wait until after November 18, 2021 before receiving distributions from our trust account.

The Company is a development stage blank check company, and as it has no operating history and is subject to a mandatory liquidation and subsequent dissolution requirement. The Company has until November 18, 2021 to complete a business combination. The Company has no obligation to return funds to investors prior to such date unless (i) it consummates a business combination prior thereto or (ii) it seeks to amend its current amended and restated certificate of corporation prior to consummation of a business combination, and only then in cases where investors have sought to convert or sell their shares to the Company. Only after the expiration of this full time period will public security holders be entitled to distributions from our trust account (the “Trust Account”) if the Company is unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate their investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss. In addition, if the Company fails to complete an initial business combination by November 18, 2021, there will be no Redemption Rights or liquidating distributions with respect to the warrants, which will expire worthless, unless the Company amends its certificate of incorporation to extend its life and certain other agreements it has entered into.

We have no operating or financial history and our results of operations and those of New Lightning eMotors may differ significantly from any unaudited pro forma financial data that we have separately disclosed for any combination between us and Lightning.

We are a blank check company and we have no operating history and no revenues. The final prospectus/proxy statement (the “Final Prospectus/Proxy Statement”) that we filed with the Securities and Exchange Commission

(“SEC”) on March 26, 2021 contained unaudited pro forma condensed combined financial statements for New Lightning eMotors. The unaudited pro forma condensed combined statement of operations of New Lightning eMotors combines the historical audited results of operations of the Company for the year ended December 31, 2020, with the historical audited results of operations of Lightning for the year ended December 31, 2020, respectively, and gives pro forma effect to the business combination as if it had been consummated on January 1, 2020. The unaudited pro forma condensed combined balance sheet of New Lightning eMotors combined the historical balance sheets of the Company as of December 31, 2020 and of Lightning as of December 31, 2020 and gives pro forma effect to the business combination as if it had been consummated on December 31, 2020.

The unaudited pro forma condensed combined financial statements are presented for illustrative purposes only, are based on certain assumptions, address a hypothetical situation and reflect limited historical financial data. Therefore, the unaudited pro forma condensed combined financial statements are not necessarily indicative of the results of operations and financial position that would have been achieved had the business combination and the acquisitions by Lightning been consummated on the dates indicated above, or the future results of operations or financial position of New Lightning eMotors. Accordingly, New Lightning eMotors’ business, assets, cash flows, results of operations and financial condition may differ significantly from those indicated by the unaudited pro forma condensed combined financial statements included in this document.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States and other jurisdictions, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowances;
•	tax effects of stock-based compensation;
•	costs related to intercompany restructurings;
•	changes in tax laws, regulations or interpretations thereof; or
•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations

If we are unable to complete an initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of the Trust Account (or less than $10.10 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify), and our warrants will expire worthless.

If we are unable to complete an initial business combination by the applicable deadline, our public stockholders may receive only approximately $10.10 per share on the liquidation of the Trust Account (or less than $10.10 per share in certain circumstances where a third-party brings a claim against us that our Sponsor is unable to indemnify (as described herein)) and our warrants will expire worthless.

If we are unable to consummate our initial business combination by November 18, 2021, our public stockholders may be forced to wait beyond such times before redemption from our trust account.

If we are unable to consummate our initial business combination by November 18, 2021, we will, as promptly as reasonably possible but not more than ten business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public stockholders from the trust account shall be effected as required by our amended and restated certificate of incorporation prior to our commencing any voluntary liquidation.

If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) pro rata to our public stockholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond November 18, 2021 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of common stock. Only upon any such redemption of public shares as we are required to effect or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

Following the consummation of the business combination with Lightning, our only significant asset will be our ownership interest in New Lightning eMotors and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

Following the consummation of the business combination with Lightning, we will have no direct operations and no significant assets other than our ownership of New Lightning eMotors. We and certain investors, the Lightning equity holders, and directors and officers of Lightning and its affiliates will become stockholders of New Lightning eMotors at that time. We will depend on New Lightning eMotors for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our common stock. The financial condition and operating requirements of New Lightning eMotors may limit our ability to obtain cash from New Lightning eMotors. The earnings from, or other available assets of, New Lightning eMotors may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

The ability of New Lightning eMotors to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by credit agreements to which New Lightning eMotors is party from time to time, including the existing loan and security agreement described in “Lightning Systems’ Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Final Prospectus/Proxy Statement, and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit to us from New Lightning eMotors will be permitted only to the extent there is an applicable exception to the investment covenants under these credit agreements. Similarly, any dividends, distributions or similar payments to us from New Lightning eMotors will be permitted only to the extent there is an applicable exception to the dividends and distributions covenants under these credit agreements.

Because we have no current plans to pay cash dividends on shares of common stock for the foreseeable future, you may not receive any return on investment unless you sell shares of common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of the Company’s board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in the Company’s common stock unless you sell your common stock for a price greater than that which you paid for it.

There can be no assurance that New Lightning eMotors common stock will be approved for listing on the New York Stock Exchange (the “NYSE”) or that New Lightning eMotors will be able to comply with the continued listing standards of NYSE.

In connection with the closing of the business combination with Lightning, we intend to list New Lightning eMotors’ common stock and warrants on the NYSE under the symbols “ZEV” and “ZEV.WS,” respectively. New Lightning eMotors’ continued eligibility for listing may depend on the number of the Company’s shares that are redeemed. If, after the business combination, the NYSE delists New Lightning eMotors’ shares from trading on its exchange for failure to meet the listing standards, New Lightning eMotors and its stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for New Lightning eMotors’ securities;
•

a determination that New Lightning eMotors common stock is a “penny stock” which will require brokers trading in New Lightning eMotors common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of New Lightning eMotors common stock;

•	a limited amount of analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The Company’s independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about its ability to continue as a “going concern.”

As of December 31, 2020, the Company had a working capital deficit of $0.6 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans, including the Business Combination Agreement between the Company and Lightning (the “Business Combination Agreement”). The Company cannot assure you that its plans to raise capital or to consummate an initial business combination, including the Business Combination Agreement, will be successful. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from the Company’s inability to consummate the business combination with Lightning or its inability to continue as a going concern.

Subsequent to the consummation of the business combination with Lightning, New Lightning eMotors may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although the Company has conducted due diligence on Lightning, the Company cannot assure you that this diligence revealed all material issues that may be present in Lightning’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the Company’s and Lightning’s control will not later arise. As a result, New Lightning eMotors may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if the Company’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on New Lightning eMotors’ liquidity, the fact that New Lightning eMotors reports charges of this nature could contribute to negative market perceptions about it or its securities. In addition, charges of this nature may cause New Lightning eMotors to be unable to obtain future financing on favorable terms or at all.

Following the consummation of the business combination with Lightning, New Lightning eMotors will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Following the consummation of the business combination with Lightning, New Lightning eMotors will face increased legal, accounting, administrative and other costs and expenses as a public company that New Lightning eMotors does not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”),

including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require New Lightning eMotors to carry out activities Lightning has not done previously. For example, New Lightning eMotors will create new board committees and adopt new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), New Lightning eMotors could incur additional costs rectifying those issues, and the existence of those issues could adversely affect New Lightning eMotors’ reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with New Lightning eMotors’ status as a public company may make it more difficult to attract and retain qualified persons to serve on the New Lightning eMotors board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require New Lightning eMotors to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

The Initial Stockholders have agreed to vote in favor of the business combination with Lightning, regardless of how the Company’s public stockholders vote.

Unlike some other blank check companies in which the Initial Stockholders agree to vote the shares that they hold(“Initial Stockholder Shares”) in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, the Initial Stockholders have agreed (i) to vote their shares in favor of any proposed business combination, including the business combination with Lightning, (ii) not to convert their shares in connection with a stockholder vote to approve a proposed initial business combination, and (iii) not to sell any such shares to the Company in a tender offer in connection with any proposed business combination. Our Initial Stockholders have agreed to vote their shares in favor of the proposal contained in the Final Prospectus/Proxy Statement to approve the business combination with Lightning. As a result, we would need only 7,053,262, or approximately 35.3%, of the 20,000,000 public shares, to be voted in favor of the Business Combination Agreement in order to have the business combination with Lightning approved. Accordingly, it is more likely that the necessary stockholder approval will be received than would be the case if the Initial Stockholders agreed to vote their shares of stock in accordance with the majority of the votes cast by the Company’s public stockholders.

If third parties bring claims against the Company, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.10 per share.

The Company’s placing of funds in trust may not protect those funds from third party claims against the Company. Although the Company has sought to have all vendors and service providers the Company engages and prospective target businesses the Company negotiated with execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Company’s public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with the Company, they may seek recourse against the Trust Account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of the Company’s public stockholders. If the Company is unable to complete a business combination and distribute the proceeds held in trust to the Company’s public stockholders, the Sponsor has agreed (subject to certain exceptions described elsewhere in this Annual Report) that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.10 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, it may not be able to meet such obligation. Therefore, the per-share distribution from the Trust Account may be less than $10.10, plus interest, due to such claims.

Additionally, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against the Company’s which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in the Company’s bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s stockholders. To the extent any bankruptcy claims deplete the Trust Account, the Company may not be able to return to the Company’s public stockholders at least $10.10. The Sponsor may not have sufficient funds to satisfy its indemnity obligations, as its only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such indemnification obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial business combination, including the business combination, and redemptions could be reduced to less than $10.10 per public share.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.10 per public share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.10 per share.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our Board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

The Company’s stockholders may be held liable for claims by third parties against the Company to the extent of distributions received by them.

The Company’s certificate of incorporation provides that it will continue in existence only until November 18, 2021. If the Company has not completed a business combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account net of interest that may be used by the Company to pay its franchise and income taxes payable and up to $100,000 for dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and our Board, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against the Company which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by the Company’s stockholders. Furthermore, because GigCapital3, Inc. (“GigCapital3”) intends to distribute the proceeds held in the public shares to the Company’s public stockholders promptly after expiration of the time the Company has to complete an initial business combination, this may be viewed or interpreted as giving preference to the Company’s public stockholders over any potential creditors with respect to access to or distributions from the Company’s assets. Furthermore, our Board may be viewed as having breached their fiduciary duties to the Company’s creditors and/or may have acted in bad faith, and thereby exposing itself and the Company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. The Company cannot assure you that claims will not be brought against it for these reasons.

Neither the Company nor its stockholders will have the protection of any indemnification, escrow, price adjustment or other provisions that allow for a post-closing adjustment to be made to the total aggregate closing consideration in the event that any of the representations and warranties made by Lightning in the business combination ultimately proves to be inaccurate or incorrect.

The representations and warranties made by Lightning and the Company to each other in the Business Combination Agreement will not survive the consummation of the business combination. As a result, the Company and its stockholders will not have the protection of any indemnification, escrow, price adjustment or other provisions that allow for a post-closing adjustment to be made to the total merger consideration if any representation or warranty made by Lightning in the Business Combination Agreement proves to be inaccurate or incorrect. Accordingly, to the extent such representations or warranties are incorrect, the Company would have no indemnification claim with respect thereto and its financial condition or results of operations could be adversely affected.

The Company may not have sufficient funds to satisfy indemnification claims of its directors and executive officers.

The Company has agreed to indemnify its officers and directors to the fullest extent permitted by law. However, the Company’s officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and not to seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by the Company only if (i) the Company has sufficient funds outside of the Trust Account or (ii) the Company consummates an initial business combination. the Company’s obligation to indemnify its officers and directors may discourage stockholders from bringing a lawsuit against its officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against the Company’s officers and directors, even though such an action, if successful, might otherwise benefit the Company and its stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent the Company pays the costs of settlement and damage awards against its officers and directors pursuant to these indemnification provisions.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of this offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company, or operating company, with which they may become involved. In particular, affiliates of our Sponsor are currently sponsoring other blank check companies. Further, there is significant overlap among the directors and officers of us and these other blank check companies. In addition, there is overlap among our directors and the directors of Kaleyra, Inc. as Dr. Katz and Messrs. Miotto and Mikulsky are also directors of that company, which may also seek to acquire companies in the TMT industry. Furthermore, Dr. Dinu chairs, and Mr. Wang is a member of, the Strategic Advisory Board of Kaleyra, Inc. Any such companies may present additional conflicts of interest.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

If the Company does not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis”.

If the Company does not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company (the “Warrant Agreement”), the Company has agreed to use its best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, the Company cannot assure you that it will be able to do so. If the Company is unable to do so, the potential “upside” of the holder’s investment in the Company may be reduced or the warrants may expire worthless.

Even if the Company consummates the business combination with Lightning, there is no guarantee that the warrants will ever be in the money, and they may expire worthless and the terms of warrants may be amended.

The exercise price for the warrants is $11.50 per share of common stock. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

In addition, the Company’s warrants were issued in registered form under the Warrant Agreement. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any other change. Accordingly, the Company may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although the Company’s ability to amend the terms of the warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares and their respective affiliates and associates have of common stock purchasable upon exercise of a warrant.

The exercise price for our public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the public warrants are more likely to expire worthless.

The exercise price of our public warrants is higher than is typical with many similar blank check companies in the past. Historically, with regard to units offered by blank check companies, the exercise price of a public warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the public warrants are less likely to ever be in the money and more likely to expire worthless.

Warrants will become exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Our public warrants issued as part of our initial public offering (the “IPO”) are exercisable for 15,000,000 shares of common stock at $11.50 per share. We are also issuing to the purchasers the Convertible Note Warrants (as defined below) to purchase up to 8,695,652 shares of common stock for a per share exercise price of $11.50. The additional shares of common stock issued upon exercise of our warrants will result in dilution to the then existing holders of common stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

Stockholders may not know immediately after the special meeting whether we have satisfied the closing condition that the Trust Account and the proceeds from the PIPE Investment and Convertible Note Investment equal or exceed $150,000,000.

If we receive valid redemption requests from holders of public shares prior to the redemption deadline, we may, at our sole discretion, following the redemption deadline and until the Closing Date, seek and permit withdrawals by one or more of such holders of their redemption requests. We may select which holders to seek such withdrawals of redemption requests from based on any factors we may deem relevant, and the purpose of seeking such withdrawals may be to increase the funds held in the trust account, including where we otherwise would not satisfy the closing condition that the amount in the Trust Account and the proceeds from the PIPE Investment and Convertible Note Investment equal or exceed $150,000,000, or that the amount remaining in the Trust Account is at least $50,000,000. This process could take a number of days, and there may be a period of time after the special meeting and before the Closing when stockholders do not know whether we have satisfied this closing condition.

The Company has no obligation to net cash settle the warrants.

In no event will the Company have any obligation to net cash settle the warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the warrants upon consummation of an initial business combination, including the business combination, or exercise of the warrants. Accordingly, the warrants may expire worthless.

The Company’s ability to successfully effect the business combination and to be successful thereafter will be totally dependent upon the efforts of its key personnel, including Lightning’s key personnel, all of whom are expected to join the Company following the business combination. While the Company intends to closely scrutinize any individuals it engages after the business combination, it cannot assure you that its assessment of these individuals will prove to be correct.

The Company’s ability to successfully effect the business combination is dependent upon the efforts of key personnel of Lightning and of the Company, including Dr. Avi Katz, the Company’s Chief Executive Officer and Executive Chairman, and Timothy Reeser, Lightning’s Chief Executive Officer. Although the Company expects all of Lightning’s key personnel to remain with New Lightning eMotors following the business combination, it is possible that New Lightning eMotors will lose some key personnel, the loss of which could negatively impact the operations and profitability of New Lightning eMotors. While New Lightning eMotors intends to closely scrutinize any individuals it engages after the business combination, it cannot assure you that its assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause New Lightning eMotors to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect its operations.

The Company and Lightning will be subject to business uncertainties and contractual restrictions while the business combination is pending.

Uncertainty about the effect of the business combination on employees and third parties may have an adverse effect on the Company and Lightning. These uncertainties may impair our or Lightning’s ability to retain and motivate key personnel and could cause third parties that deal with any of us or them to defer entering into contracts or making other decisions or seek to change existing business relationships. If key employees depart because of uncertainty about their future roles and the potential complexities of the business combination, our or Lightning’s business could be harmed.

We may waive one or more of the conditions to the business combination.

We may agree to waive, in whole or in part, one or more of the conditions to our obligations to complete the business combination, to the extent permitted by our current amended and restated certificate of incorporation and bylaws and applicable laws. We may not waive the condition that our stockholders approve the business combination.

The exercise of discretion by our directors and officers in agreeing to changes to the terms of or waivers of closing conditions in the Business Combination Agreement may result in a conflict of interest when determining whether such changes to the terms of the Business Combination Agreement or waivers of conditions are appropriate and in the best interests of our stockholders.

In the period leading up to the Closing, other events may occur that, pursuant to the Business Combination Agreement, would require the Company to agree to amend the Business Combination Agreement, to consent to certain actions or to waive rights that we are entitled to under those agreements. Such events could arise because of changes in the course of Lightning’s business, a request by Lightning Systems to undertake actions that would otherwise be prohibited by the terms of the Business Agreement or the occurrence of other events that would have a material adverse effect on Lightning’s business and would entitle the Company to terminate the Business Combination Agreement. In any of such circumstances, it would be in the discretion of the Company, acting through the Board, to grant its consent or waive its rights. The existence of the financial and personal interests of the directors described elsewhere in this Annual Report may result in a conflict of interest on the part of one or more of the directors between what he or she may believe is best for the Company and our stockholders and what he or she may believe is best for himself or herself or his or her affiliates in determining whether or not to take the requested action. As of the date of this Annual Report, we do not believe there will be any changes or waivers that our directors and officers would be likely to make after stockholder approval of the business combination has been obtained. While certain changes could be made without further stockholder approval, if there is a change to the terms of the business combination that would have a material impact on the stockholders, we will be required to circulate a new or amended proxy statement or supplement thereto and resolicit the vote of our stockholders with respect to the proposal to approve the business combination.

We and Lightning will incur significant transaction and transition costs in connection with the business combination.

We and Lightning have both incurred and expect to incur significant, non-recurring costs in connection with consummating the business combination and operating as a public company following the consummation of the business combination. We and Lightning may also incur additional costs to retain key employees. All expenses incurred in connection with the Business Combination Agreement and the transactions contemplated thereby (including the business combination), including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be for the account of the party incurring such fees, expenses and costs or paid by the Company following the Closing.

The aggregate transaction expenses as a result of the business combination are expected to be approximately $40.0 million. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the transaction expenses and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the transaction expenses.

Our Sponsor, certain members of our Board and our officers have interests in the business combination that are different from or are in addition to other stockholders in recommending that stockholders vote in favor of approval of the proposal to approve the business combination and approval of the other proposals described in the Final Prospectus / Proxy Statement.

When considering our Board’s recommendation that our stockholders vote in favor of the approval of the proposal to approve the business combination, our stockholders should be aware that the directors and officers of the Company have interests in the business combination that may be different from, or in addition to, the interests of our stockholders. These interests include:

•	the fact that our Initial Stockholders have agreed not to redeem any of the Initial Stockholder Shares in connection with a stockholder vote to approve the business combination;
•	the fact that our Sponsor will retain 5,635,000 Initial Stockholder Shares upon the Closing;
•

the fact that our Initial Stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Initial Stockholder Shares if we fail to complete an initial business combination by the applicable deadline;

•

if the Trust Account is liquidated, including in the event we are unable to complete an initial business combination within the required time period, our Sponsor has agreed to indemnify us to ensure that the proceeds in the Trust Account are not reduced below $10.00 per public share, or such lesser per public share amount as is in the Trust Account on the liquidation date, by the claims of prospective target businesses with which we have entered into an acquisition agreement or claims of any third party (other than our independent public accountants) for services rendered or products sold to us, but only if such a vendor or target business has not executed a waiver of any and all rights to seek access to the Trust Account;

•	the continued indemnification of our existing directors and officers and the continuation of our directors’ and officers’ liability insurance after the business combination;
•

the fact that Neil Miotto and Drs. Avi Katz and Raluca Dinu will continue as board members of New Lightning eMotors, and each shall be entitled to receive compensation for serving on the New Lightning eMotors Board; and

•

the fact that our Sponsor, officers and directors will lose their entire investment in us and will not be reimbursed for any out-of-pocket expenses if an initial business combination is not consummated by the applicable deadline. Prior to GigCapital3’s initial public offering, the Sponsor purchased 5,735,000 Initial Stockholder Shares for an aggregate purchase price of $25,000, or approximately $0.0044 per share (as compared to the $10.00 per share price being used to determine the number of shares of common stock being issued to the Lightning equity holders in the business combination or at which the PIPE Investors have agreed to purchase common stock). However, 750,000 shares of common stock issued to the Sponsor were forfeited due to the over-allotment option not being exercised by the

Company’s underwriters in the IPO (the “Underwriters”). Additionally, the Sponsor purchased 650,000 private placement units simultaneously with the consummation of GigCapital3’s initial public offering for an aggregate purchase price of $6.5 million. Certain of GigCapital3’s directors and executive officers, including Dr. Avi Katz, Dr. Raluca Dinu, Neil Miotto, John Mikulsky, Peter Wang, Andrea Betti-Berutto and Brad Weightman, also have a direct or indirect economic interest in such private placement units and in the 5,635,000 Initial Stockholder Shares owned by the Sponsor. The 5,635,000 Initial Stockholder Shares owned by the Sponsor would have had an aggregate market value of $63.1 million based upon the closing price of $11.19 per public share on the NYSE on March 19, 2021. The 650,000 private placement units held by the Sponsor would have had an aggregate market value of $8.8 million based upon the closing price of $13.59 per public unit on the NYSE on March 19, 2021. The Sponsor does not hold any warrants independent of what is included in the private placement units. While the private placement units have a trading price and value as set forth above, the private placement units will be, upon completion of the business combination, broken into their constituent components of stock and warrants, and each of those separately trade and the value of each of those is $11.19 per public share and $3.05 per public warrant. Additionally, the Sponsor, officers and directors do not currently have any unreimbursed out-of-pocket expenses in connection with the business combination. Upon completion of the business combination, the former Lightning equity holders will own 53,922,000 shares of our common stock. The shares owned by the former Lightning equity holders would have had an aggregate market value of $603.4 million based upon the closing price of $11.19 per public share on the NYSE on March 19, 2021.

Our Initial Stockholders, including our Sponsor and our independent directors, hold a significant number of shares of our common stock. They will lose their entire investment in us if a business combination is not completed.

Our Initial Stockholders hold in the aggregate 5,893,479 Initial Stockholder Shares, representing 22.8% of the total shares outstanding as of the date of this Annual Report. The Initial Stockholder Shares will be worthless if we do not complete a business combination by the applicable deadline.

The Initial Stockholder Shares are identical to the shares of common stock included in the public units, except that: (i) the Initial Stockholder Shares are subject to certain transfer restrictions; (ii) our Initial Stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed: (a) to waive their redemption rights with respect to their shares of common stock in connection with the completion of our business combination; (b) waive their redemption rights with respect to their shares of common stock in connection with a stockholder vote to approve an amendment to our current amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO or to provide for redemption in connection with a business combination; and (c) to waive their rights to liquidating distributions from the Trust Account with respect to their Initial Stockholder Shares if we fail to complete our initial business combination by the applicable deadline (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination by the applicable deadline.

The personal and financial interests of our officers and directors may have influenced their motivation in identifying and selecting Lightning, completing a business combination with Lightning and may influence their operation of New Lightning eMotors following the business combination. This risk may become more acute as the deadline of the applicable deadline for completing an initial business combination nears.

Our Sponsor, directors or officers or their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and the other proposals described in this Annual Report and reduce the public “float” of our common stock.

Our Sponsor, directors or officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy closing conditions in the Business Combination Agreement regarding required amounts in the Trust Account and the proceeds from the PIPE Investment and the Convertible Note Investment equaling or exceeding certain thresholds where it appears that such requirements would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on the NYSE or another national securities exchange or reducing the liquidity of the trading market for our common stock.

A market for the Company’s securities may not continue, which would adversely affect the liquidity and price of its securities.

Following the business combination, the price of New Lightning eMotors’ securities may fluctuate significantly due to the market’s reaction to the business combination and general market and economic conditions. An active trading market for the Company’s securities following the business combination may never develop or, if developed, it may not be sustained. In addition, the price of New Lightning eMotors’ securities after the business combination can vary due to general economic conditions and forecasts, New Lightning eMotors’ general business condition and the release of New Lightning eMotors’ financial reports. Additionally, if New Lightning eMotors’ securities are not listed on, or become delisted from, the NYSE for any reason, and are quoted on the OTC Bulletin Board (an inter-dealer automated quotation system for equity securities that is not a national securities exchange) or New Lightning eMotors’ securities are not listed on the NYSE and are quoted on the OTC Bulletin Board, the liquidity and price of New Lightning eMotors’ securities may be more limited than if New Lightning eMotors’ securities were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

The ability to execute New Lightning eMotors’ strategic plan could be negatively impacted to the extent a significant number of stockholders choose to redeem their shares in connection with the business combination.

Depending upon the aggregate amount of cash consideration the Company would be required to pay for all shares of common stock that are validly submitted for redemption, New Lightning eMotors may be required to increase the financial leverage New Lightning eMotors’ business would have to support. This may negatively impact its ability to execute on its own future strategic plan and its financial viability.

If New Lightning eMotors fails to introduce or acquire new products or services that achieve broad market acceptance on a timely basis, or if its products or services are not adopted as expected, the combined company will not be able to compete effectively.

New Lightning eMotors will operate in a highly competitive, quickly changing environment, and the combined company’s future success depends on its ability to develop or acquire, and introduce new products and services that achieve broad market acceptance. New Lightning eMotors’ ability to successfully introduce and market new products is unproven. Because New Lightning eMotors will have a limited operating history and the market for its products, including newly acquired or developed products, is rapidly evolving, it is difficult to predict the combined company’s operating results, particularly with respect to any new products that it may introduce. New Lightning eMotors’ future success will depend in large part upon its ability to identify demand trends in the market in which it will operate and quickly develop or acquire, and design, manufacture and sell, products and services that satisfy these demands in a cost-effective manner.

In order to differentiate New Lightning eMotors’ products and services from competitors’ products, New Lightning eMotors will need to increase focus and capital investment in research and development, including software development. If any products currently sold by, and services offered by, Lightning do not continue, or if New Lightning eMotors’ new products or services fail to achieve widespread market acceptance, or if we are unsuccessful in capitalizing on opportunities in the market in which New Lightning eMotors will operate, New Lightning eMotors’ future growth may be slowed and its business, results of operations and financial condition could be materially adversely affected. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product or service will have on existing product or service sales. It is possible that New Lightning eMotors may not be successful with its new products and services, and as a result New Lightning eMotors’ future growth may be slowed and its business, results of operations and financial condition could be materially adversely affected. Also, New Lightning eMotors’ may not be able to respond effectively to new product or service announcements by competitors by quickly introducing competitive products and services.

In addition, New Lightning eMotors may acquire companies and technologies in the future. In these circumstances, the combined company may not be able to successfully manage integration of the new product and service lines with the combined company’s existing suite of products and services. If New Lightning eMotors is unable to effectively and successfully further develop these new product and service lines, New Lightning eMotors may not be able to increase or maintain sales (as compared to sales of Lightning on a standalone basis), and New Lightning eMotors’ gross margin (as compared to sales of Lightning on a standalone basis) may be adversely affected.

Furthermore, the success of New Lightning eMotors’ new products will depend on several factors, including, but not limited to, market demand costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, New Lightning eMotors’ ability to support these products, differentiation of new products from those of New Lightning eMotors’ competitors, market acceptance of these products, delays and quality issues in releasing new products and services. The occurrence of one or more of the foregoing factors may result in lower quarterly revenue than expected, and New Lightning eMotors may in the future experience product or service introductions that fall short of its projected rates of market adoption.

If New Lightning eMotors’ products fail to achieve and sustain sufficient market acceptance, the combined company’s revenue will be adversely affected.

New Lightning eMotors’ success will depend on its ability to develop and market products that are recognized and accepted as reliable, enabling and cost-effective. Some potential customers of the combined company may already use products similar to what Lightning currently offers and similar to what New Lightning eMotors may offer in the future and may be reluctant to replace those products with what Lightning currently offers or which the combined company may offer in the future. Market acceptance of New Lightning eMotors’ products and technology will depend on many factors, including New Lightning eMotors’ ability to convince potential customers that New Lightning eMotors’ products and technology are an attractive alternative to existing products and technology. Prior to adopting New Lightning eMotors’ products and technology, some potential customers may need to devote time and effort to testing and validating New Lightning eMotors’ systems. Any failure of New Lightning eMotors’ systems to meet these customer benchmarks could result in potential customers choosing to retain their existing systems or to purchase systems other than the combined companies.

If the business combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of the Company’s securities may decline.

If the benefits of the business combination do not meet the expectations of investors or securities analysts, the market price of the Company’s securities prior to the Closing may decline. The market values of the Company’s securities at the time of the business combination may vary significantly from their prices on the date the business combination was executed, the date of this Annual Report, or the date on which the Company’s stockholders vote on the business combination.

In addition, following the business combination, fluctuations in the price of the Company’s securities could contribute to the loss of all or part of your investment. Prior to the business combination, there has not been a public market for Lightning’s stock and trading in the shares of Company common stock has not been active. Accordingly, the valuation ascribed to Lightning and Company common stock in the business combination may not be indicative of the price that will prevail in the trading market following the business combination. If an active market for the Company’s securities develops and continues, the trading price of the Company’s securities following the business combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control. Any of the factors listed below could have a material adverse effect on your investment in the Company’s securities and the Company’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of the Company’s securities may not recover and may experience a further decline.

Factors affecting the trading price of the Company’s securities following the business combination may include:

•	actual or anticipated fluctuations in New Lightning eMotors’ quarterly financial results or the quarterly financial results of companies perceived to be similar to New Lightning eMotors;
•	changes in the market’s expectations about New Lightning eMotors’ operating results;
•	success of competitors;
•	New Lightning eMotors’ operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning New Lightning eMotors or the market in general;
•	operating and stock price performance of other companies that investors deem comparable to New Lightning eMotors’;
•	New Lightning eMotors’ ability to market new and enhanced services and products on a timely basis;
•	changes in laws and regulations affecting New Lightning eMotors’ business;
•	commencement of, or involvement in, litigation involving the Company;
•	changes in New Lightning eMotors’ capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of shares of New Lightning eMotors’ securities available for public sale;
•	any major change in the board or management;
•	sales of substantial amounts of common stock by New Lightning eMotors’ directors, executive officers or significant stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of the Company’s securities irrespective of its operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of the Company’s securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress the Company’s stock price regardless of the Company’s business, prospects, financial condition or results of operations. A decline in the market price of the Company’s securities also could adversely affect the Company’s ability to issue additional securities and the Company’s ability to obtain additional financing in the future.

Following the business combination, if securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding the Company’s securities adversely, the price and trading volume of the Company’s securities could decline.

The trading market for New Lightning eMotors’ securities will be influenced by the research and reports that industry or securities analysts may publish about New Lightning eMotors, its business, its market, or its competitors.

Securities and industry analysts do not currently, and may never, publish research on New Lightning eMotors. If no securities or industry analysts commence coverage of New Lightning eMotors, New Lightning eMotors’ stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover New Lightning eMotors, change their recommendation regarding New Lightning eMotors’ stock adversely, or provide more favorable relative recommendations about New Lightning eMotors’ competitors, the price of New Lightning eMotors’ securities would likely decline. If any analyst who may cover New Lightning eMotors were to cease coverage of New Lightning eMotors or fail to regularly publish reports on it, New Lightning eMotors could lose visibility in the financial markets, which could cause its stock price or trading volume to decline.

The future sales of shares by existing stockholders may adversely affect the market price of the Company’s common stock.

Sales of a substantial number of shares of the Company’s common stock in the public market could occur at any time. If the Company’s stockholders sell, or the market perceives that the Company’s stockholders intend to sell, substantial amounts of the Company’s common stock in the public market, the market price of the Company’s common stock could decline.

Our public stockholders will experience dilution as a consequence of, among other transactions, the issuance of common stock as consideration in the business combination with Lightning, the PIPE Investment and the Convertible Note investment. Having a minority share position may reduce the influence that our current stockholders have on the management of New Lightning eMotors.

The issuance of the common stock in the business combination with Lightning and in the PIPE Investment (as defined below), as well as the conversion of the Convertible Notes (as defined below), will dilute the equity interest of our existing stockholders and may adversely affect prevailing market prices for our public shares and/or public warrants.

It is anticipated that, upon completion of the business combination with Lightning: (i) the Company’s public stockholders (other than the purchaser in the PIPE Investment (the “PIPE Investor”) and the Convertible Note Investors) will retain an ownership interest of approximately 24.3% in New Lightning eMotors; (ii) the PIPE Investor will own approximately 3% of New Lightning eMotors (such that public stockholders, including PIPE Investor, will own approximately 27.3% of New Lightning eMotors); (iii) our Initial Stockholders (including our Sponsor) will own approximately 7.2% of New Lightning eMotors; and (iv) the former Lightning equity holders will own approximately 65.5% of New Lightning eMotors, not including any shares issued as part of any stockholder earnout pursuant to the terms of the business combination Agreement (the “Stockholder Earnout Shares”), or the shares of common stock that will be issuable upon conversion of the Convertible Notes or the exercise of any warrants, including the Convertible Note Warrants. The PIPE Investor has agreed to purchase 2,500,000 shares of common stock in the aggregate, for $25,000,000 of gross proceeds. The Convertible Note Investors have agreed to purchase an aggregate principal amount of $100,000,000 of Convertible Notes. The ownership percentage with respect to New Lightning eMotors following the business combination does not take into account (i) warrants to purchase common stock that will remain outstanding immediately following the business combination, (ii) the issuance of Stockholder Earnout Shares should the earnout conditions in the business combination Agreement be satisfied, (iii) conversion of any of the Convertible Notes or (iv) the issuance of any shares upon completion of the business combination under the terms of the equity incentive plan that we intend to adopt in conjunction with the business combination. If the actual facts are different than these assumptions, the percentage ownership retained by the Company’s existing stockholders in New Lightning eMotors will be different.

The NYSE may not list our securities on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

In connection with the business combination with Lightning, in order to obtain the listing of New Lightning eMotors’ securities on the NYSE, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements. We will seek to have New Lightning eMotors’ securities listed on the NYSE upon consummation of the business combination. We cannot assure you that we will be able to meet all initial listing requirements. Even if New Lightning eMotors’ securities are listed on the NYSE, we may be unable to maintain the listing of its securities in the future.

If we fail to meet the initial listing requirements and the NYSE does not list New Lightning eMotors’ securities on its exchange, Lightning would not be required to consummate the business combination. In the event that Lightning elected to waive this condition, and the business combination was consummated without New Lightning eMotors’ securities being listed on the NYSE or on another national securities exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If New Lightning eMotors’ securities were not listed on the NYSE, such securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities because states are not preempted from regulating the sale of securities that are not covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the State of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

Resales of the shares of common stock included in the merger consideration being paid pursuant to the terms of the Business Combination Agreement (the “Merger Consideration”) could depress the market price of our common stock.

We will have approximately 82.3 million shares of common stock outstanding immediately following the business combination with Lightning, and there may be a large number of shares of common stock sold in the market following the completion of the business combination or shortly thereafter. The shares held by the Company’s public stockholders are freely tradable, and the shares of common stock held by the PIPE Investor will be freely tradable following effectiveness of the registration statement that we have agreed to file in connection with the business combination covering the resales of such shares. In addition, the Company will be obligated to register the resale of shares of some of the shares of common stock issued as Merger Consideration, which shares will become available for resale following the expiration of any applicable lockup period, as well as the shares of common stock into which the Convertible Notes will convert and are issuable upon exercise of the Convertible Note Warrants. We also expect that Rule 144 will become available for the resale of shares of our common stock that are not registered for resale once one year has elapsed from the date that we file the Current Report on Form 8-K following the closing of the business combination with Lightning that includes the required Form 10 information that reflects we are no longer a shell company. Such sales of shares of common stock or the perception of such sales may depress the market price of our common stock.

New Lightning eMotors may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

New Lightning eMotors has the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date New Lightning eMotors sends the notice of redemption to the warrant holders. If and when the warrants become redeemable by New Lightning eMotors, New Lightning eMotors may exercise its redemption right even if New Lightning eMotors is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants and warrants underlying the units issuable upon conversion of working capital loan will be redeemable by New Lightning eMotors so long as they are held by their initial purchasers or their permitted transferees.

Anti-takeover provisions contained in the proposed Second Amended and Restated Certificate of Incorporation as well as provisions of Delaware law, could impair a takeover attempt.

The proposed Second Amended and Restated Certificate of Incorporation that we expect to adopt in conjunction with the business combination with Lightning will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. New Lightning eMotors is also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for New Lightning eMotors’ securities. These provisions will include:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the board of directors;
•

the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; and
•

the requirement that a meeting of stockholders may only be called by members of our board of directors or the stockholders holding a majority of our shares, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.

These provisions, alone or together, could delay hostile takeovers and changes in control of New Lightning eMotors or changes in the New Lightning eMotors board of directors and New Lightning eMotors’ management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of New Lightning eMotors common stock. Any provision of the Second Amended and Restated Certificate of Incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of SOX; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following May 18, 2025, the fifth anniversary of our IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, New Lightning eMotors will be required to provide management’s assessment on internal controls commencing with the annual report for fiscal year ended December 31, 2021, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of SOX are significantly more stringent than those required of Lightning as a privately held company. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of New Lightning eMotors are documented, designed or operating.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in the internal control over financial reporting of New Lightning eMotors or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we no longer qualify as an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

Activities taken by the Company’s affiliates to purchase, directly or indirectly, public shares will increase the likelihood of approval of the business combination with Lightning and the other proposals contained in the Final Prospectus/ Proxy Statement and may affect the market price of the Company’s securities.

The Company’s Initial Stockholders, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of the business combination with Lightning. None of the Company’s Initial Stockholders, directors, officers, advisors or their affiliates will make any such purchases when such parties are in possession of any material non-public information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act. Although none of the Company’s Initial Stockholders, directors, officers, advisors or their affiliates currently anticipate paying any premium purchase price for such public shares, in the event such parties do, the payment of a premium may not be in the best interest of those stockholders not receiving any such additional consideration. There is no limit on the number of shares that could be acquired by the Company’s Initial Stockholders, directors, officers, advisors or their affiliates, or the price such parties may pay.

If such transactions are effected, the consequence could be to cause the business combination with Lightning to be approved in circumstances where such approval could not otherwise be obtained. Purchases of shares by the persons described above would allow them to exert more influence over the approval of the business combination with Lightning and other proposals and would likely increase the chances that such proposals would be approved. If the market does not view the business combination positively, purchases of public shares may have the effect of counteracting the market’s view, which would otherwise be reflected in a decline in the market price of the Company’s securities. In addition, the termination of the support provided by these purchases may materially adversely affect the market price of the Company’s securities.

As of the date of this Annual Report, no agreements with respect to the private purchase of public shares by the Company or the persons described above have been entered into with any such investor or holder. The Company will file a Current Report on Form 8-K with the SEC to disclose private arrangements entered into or significant private purchases made by any of the aforementioned persons that would affect the vote on the proposal regarding the business combination or other proposals.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect the Company’s business, investments and results of operations.

The Company is subject to laws, regulations and rules enacted by national, regional and local governments. In particular, the Company is required to comply with certain SEC, NYSE and other legal or regulatory requirements, including the NYSE upon the transfer of its listing. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the Company’s business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on the Company’s business and results of operations.

We have not registered the shares of common stock issuable upon exercise of the public warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise public warrants, thus precluding such investor from being able to exercise its public warrants except on a cashless basis and potentially causing such public warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the public warrants under the Securities Act or any state securities laws at this time. However, under the terms of the Warrant Agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective and to maintain a current prospectus relating to the common stock issuable upon exercise of the public warrants, until the expiration of the public warrants in accordance with the provisions of the Warrant Agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act, we will be required to permit holders to exercise their public warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our common stock is at the time of any exercise of a public warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their public warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any public warrant, or issue securities or other compensation in exchange for the public warrants in the event that we are unable to register or qualify the shares underlying the public warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the public warrants is not so registered or qualified or exempt from registration or qualification, the holder of such public warrant shall not be entitled to exercise such public warrant and such public warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of public units will have paid the full unit purchase price solely for the shares of common stock included in the public units. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the IPO. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.

Our board of directors did not obtain a third-party valuation or fairness opinion in determining whether or not to proceed with the business combination.

Our board of directors did not obtain a third-party valuation or fairness opinion in connection with their determination to approve the business combination with Lightning. In analyzing the business combination, our board of directors and management conducted due diligence on Lightning and researched the industry in which it operates and concluded that the business combination was in the best interest of our stockholders. Accordingly, investors will be relying solely on the judgment of our board of directors in valuing Lightning’s business, and our board of directors may not have properly valued such business. The lack of a third-party valuation or fairness opinion may also lead an increased number of stockholders to vote against the proposed business combination or demand redemption of their shares for cash, which could potentially impact the ability to consummate the business combination or the operations of New Lightning eMotors.

The Company may be a “controlled company” within the meaning of the applicable rules of the NYSE and, as a result, may qualify for exemptions from certain corporate governance requirements. If the Company relies on these exemptions, its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Upon the closing of the business combination with Lighting, depending on the number of shares of common stock redeemed by the Company’s public stockholders, the current stockholders of Lightning may control a majority of the voting power of New Lightning eMotors’ outstanding common stock, and the Company may then be a “controlled company” within the meaning of applicable rules of the NYSE upon the closing of the business combination. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

•	that a majority of the board consists of independent directors;
•	for an annual performance evaluation of the nominating and corporate governance and compensation committees;
•

that the controlled company has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that the controlled company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.

If available, New Lightning eMotors may use these exemptions now or in the future. As a result, New Lightning eMotors’ stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

The Company’s proposed Second Amended and Restated Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the sole and exclusive forums for substantially all disputes between the Company and its stockholders, which could limit the Company’s stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, or employees.

Our Second Amended and Restated Certificate of Incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Second Amended and Restated Certificate of Incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or employees which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in our Second Amended and Restated Certificate of Incorporation. If a court were to find such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our Second Amended and Restated Certificate of Incorporation will provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

The future exercise of registration rights may adversely affect the market price of our common stock.

Certain of our stockholders will have registration rights for restricted securities. We are obligated to register certain securities, including all of the shares of common stock held by the Initial Stockholders, shares of common stock received by certain significant Lightning stockholders as part of the business combination, the shares of common stock being issued to the PIPE Investor and the shares of common stock into which the Convertible Notes are convertible, if applicable. We are obligated to (i) file a resale “shelf” registration statement to register such securities (and any shares of Lightning eMotors common stock into which they may be exercised following the consummation of the business combination) within 15 business days after of the closing of the business combination with Lightning and (ii) use reasonable best efforts to cause such registration statement to be declared effective by the SEC as soon as reasonably practicable after the filing. Sales of a substantial number of shares of common stock pursuant to the resale registration statement in the public market could occur at any time the registration statement remains effective. In addition, certain registration rights holders can request underwritten offerings to sell their securities. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

There is uncertainty regarding the U.S. federal income tax consequences of the redemption to the holders of our common stock.

There is some uncertainty regarding the U.S. federal income tax consequences to holders of our common stock who exercise their redemption rights. The uncertainty of tax consequences relates primarily to the individual circumstances of the taxpayer and include (i) whether the redemption results in a dividend or a sale taxable as capital gain, and (ii) whether such capital gain is “long-term” or “short-term.” Whether the redemption qualifies for sale treatment will depend largely on whether the holder owns (or is deemed to own) any shares of our common stock following the redemption, and if so, the total number of shares of our common stock held by the holder both before and after the redemption relative to all shares of our common stock outstanding both before and after the redemption. The redemption generally will be treated as a sale, rather than a dividend, if the redemption (i) is “substantially disproportionate” with respect to the holder, (ii) results in a “complete termination” of the holder’s interest in the Company or (iii) is “not essentially equivalent to a dividend” with respect to the holder. Due to the personal and subjective nature of certain of such tests and the absence of clear guidance from the IRS, there is uncertainty as to whether a holder who elects to exercise its redemption rights will be treated as receiving a dividend or recognizing capital gain.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our corporate offices at 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303.  The cost for this space is included in the $20,000 per month fee that we pay an affiliate of our Sponsor for office space, administrative and support services. We believe, based on fees for similar services in the San Francisco Bay Area, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated party. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

On January 7, 2021, a purported stockholder of the Company filed a putative class action complaint in the Supreme Court of the State of New York, captioned Shingote v. GigCapital3, Inc., et al. (Case No. 650109-2021) on behalf of a purported class of stockholders. The lawsuit names the Company and each of its current directors, Dr. Avi Katz, Neil Miotto, John Mikulsky, Dr. Raluca Dinu, Andrea Betti-Berutto, and Peter Wang, as defendants. The lawsuit alleges that the individual defendants breached their fiduciary duties by, among other things, failing to take appropriate steps to maximize the value of the Company and failing to disclose all material information necessary for the stockholders to make an informed decision on whether to vote their shares in favor of the business combination with Lightning. The lawsuit also alleges that the Company aided and abetted the individual defendants’ breaches of fiduciary duty. The lawsuit seeks, among other relief, injunctive relief enjoining the business combination or recission of the business combination and an order directing the defendants to amend the Company’s Registration Statement on Form S-4. The lawsuit also purports to seek a declaration that the defendants violated their fiduciary duties, damages, and recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. The lawsuit is in a preliminary stage.

On January 12, 2021, another purported stockholder of the Company filed a separate complaint in the Supreme Court of the State of New York, captioned Ezel v. GigCapital3, Inc., et al. (Case No. 650245-2021). The lawsuit also names Dr. Katz, Dr. Dinu, and Messrs. Miotto, Mikulsky, Betti-Berutto and Wang, and the Company, its wholly-owned subsidiary, Project Power Merger Sub, Inc., and Lightning as defendants. The lawsuit alleges that the individual defendants breached their fiduciary duties by causing the Company’s Registration Statement on Form S-4, which purportedly contains materially misleading and incomplete information, to be disseminated to stockholders. The lawsuit also alleges that the Company, Project Power Merger Sub, Inc. and Lightning aided and abetted the individual defendants’ breaches of fiduciary duty. The lawsuit seeks, among other relief, injunctive relief enjoining the business combination with Lightning or recission of such business combination and an order directing the defendants to amend the Company’s Registration Statement on Form S-4. The lawsuit also purports to seek a declaration that defendants violated their fiduciary duties and recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. The lawsuit is in a preliminary stage.

On January 18, 2021, another purported stockholder of the Company filed a complaint in the Supreme Court of the State of New York, captioned Michael v. GigCapital3, Inc., et al. (Case No. 650349-2021). The lawsuit names the Company and each of Dr. Katz, Dr. Dinu, and Messrs. Miotto, Mikulsky, Betti-Berutto and Wang, as defendants. The lawsuit alleges that the individual defendants breached their fiduciary duties by causing the Registration Statement, which purportedly contained materially misleading and incomplete information, to be disseminated to stockholders. The lawsuit also alleges that the Company aided and abetted the individual defendants’ breaches of fiduciary duty. The lawsuit seeks, among other relief, injunctive relief enjoining the business combination with Lightning or recission of such business combination and an order directing the defendants to amend the Company’s Registration Statement on Form S-4. The lawsuit also purports to seek a declaration that defendants violated their fiduciary duties and recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. The lawsuit is in a preliminary stage.

On January 22, 2021 another purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, captioned Nassee v. GigCapital3, Inc., et al. (Case No. 1:21-cv-00587). The lawsuit names the Company and Dr. Katz, Dr. Dinu, and Messrs. Miotto, Mikulsky, Betti-Berutto and Wang, as defendants. The lawsuit alleges that the defendants violated Section 14(a) of the Exchange Act by approving the dissemination of the Company’s Registration Statement on Form S-4 relating to the business combination with Lightning, which the complaint contends, among other things, failed to provide critical information regarding the financial projections of the Company. The lawsuit also alleges that the individual defendants violated Section 20(a) of the Exchange Act by influencing and controlling the decisions giving rise to the Exchange Act violations alleged in the complaint and by negotiating, reviewing, and approving the Business Combination Agreement. The lawsuit seeks, among other relief, injunctive relief enjoining the business combination and directing the defendants to amend the Company’s Registration Statement on Form S-4. The lawsuit also purports to seek damages and recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. The lawsuit is in a preliminary stage.

On January 25, 2021, another purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, captioned Jensen v. GigCapital3, Inc., et al. (Case No. 1:21-cv-00649). The lawsuit names the Company and Dr. Katz, Dr. Dinu, and Messrs. Betti-Berutto, Mikulsky, Miotto and Wang, as defendants. The lawsuit alleges that the defendants violated Section 14(a) of the Exchange Act by approving the dissemination of the proxy statement contained in the Company’s Registration Statement on Form S-4 relating to the business combination with Lightning, which the complaint contends failed to provide critical information regarding (i) the background of the business combination; (ii) purported conflicts involving the financial advisors; and (iii) Lightning Systems’ financial projections and valuation. The lawsuit also alleges that the defendants violated Section 20(a) of the Exchange Act by influencing and controlling the decision making of the Company, including the content and dissemination of the material statements that the complaint contends are incomplete and misleading. The lawsuit also alleges that the individual defendants violated their fiduciary duties of candor and disclosure by approving or causing the purportedly materially deficient proxy statement to be disseminated. The lawsuit seeks, among other relief, injunctive relief enjoining the special meeting of the Company’s stockholders to vote on the business combination until the Company discloses the material information that the complaint alleges was omitted from the proxy statement. The lawsuit also purports to seek damages and recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. The lawsuit is in a preliminary stage.

Finally, on February 8, 2021, a purported stockholder of the Company filed a putative class action complaint in the United States District Court of the Northern District of California, captioned Ryan v. GigCapital3, Inc., et al. (Case No. 5:21-cv-00969) on behalf of a purported class of stockholders. The lawsuit names the Company and Dr. Katz, Dr. Dinu, and Messrs. Betti-Berutto, Mikulsky, Miotto and Wang, as defendants. The lawsuit alleges that the defendants violated Section 14(a) of the Exchange Act by approving the dissemination of the Company’s Registration Statement on Form S-4 relating to the business combination with Lightning, which the complaint contends, among other things, failed to provide critical information regarding the financial projections of the Company. The lawsuit also alleges that the individual defendants violated Section 20(a) of the Exchange Act because they had the power to influence and control, and did influence and control the decision-making of the Company including the dissemination of the Company’s Registration Statement. The lawsuit seeks, among other relief, injunctive relief enjoining the business combination or recission of the business combination. The lawsuit also purports to seek a declaration that defendants Sections 14(a) and 20(a) of the Exchange Act and recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. The lawsuit is in a preliminary stage.

The Company and each of the individual defendants intend to vigorously defend against each of the above lawsuit.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

On June 29, 2020, the Company announced that the holders of the Company’s Units may elect to separately trade the securities underlying such units which commenced on July 2, 2020. Any units not separated will continue to trade on the New York Stock Exchange under the symbol “GIK.U”. Any underlying shares of common stock and warrants that are separated will trade on the New York Stock Exchange under the symbols “GIK,” and “GIK. WS”, respectively. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50. Warrants may only be exercised for whole shares and will become exercisable on the later of 30 days after the completion of our initial business combination or May 18, 2021. Our warrants expire five years after the completion of our initial business combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit as reported on the NYSE for the period from May 14, 2020 (the first day on which our units began trading) through December 31, 2020, and our shares of common stock and warrants for the period from July 2, 2020 (the first day on which our shares of common stock and warrants were traded separately) through December 31, 2020.

	Units (GIK.U)		Common Stock (GIK)		Warrants (GIK.WS)
	High	Low	High	Low	High	Low
Year ended December 31, 2020:
Quarter ended March 31, 2020	$—	$—	$—	$—	$—	$—
Quarter ended June 30, 2020 (1)	$10.11	$9.80	$—	$—	$—	$—
Quarter ended September 30, 2020 (2)	$10.67	$10.02	$10.15	$9.79	$2.83	$0.38
Quarter ended December 31, 2020	$18.96	$10.20	$15.86	$9.83	$4.20	$0.48

(1)	Beginning on May 14, 2020, with respect to GIK.U.
(2)	Beginning on July 2, 2020 with respect to GIK and GIK.WS.

(b) Holders

At March 29, 2021, there were five holders of record of our Units and five holders of record of our separately traded shares of common stock. The actual number of holders of our Units, separately traded shares of common stock, separately traded warrants, and separately traded rights is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers and other nominees.  The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

(c) Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Founder Shares

During the period from February 3, 2020 (date of inception) to February 14, 2020, the Founder purchased 5,735,000 shares of the Company’s common stock (the “Founder Shares”), including up to 750,000 shares subject to forfeiture if the Underwriters did not exercise the over-allotment option, for an aggregate purchase price of $25,000, or $0.0044 per share. The Company also issued 5,000 shares of common stock, solely in consideration of future services, to each of Messrs. Weightman, Wang and Betti-Berutto (“Insiders”) pursuant to Insider Shares Grant Agreements dated May 13, 2020 between the Company and each of the Insiders, for an aggregate issuance of 15,000 shares of common stock (the “Insider Shares”). On June 27, 2020, the 45-day over-allotment option expired, and the Underwriters did not exercise the option as described in the Company’s Form 8-K filed with the SEC on June 30, 2020. Therefore, the Founder forfeited 750,000 Founder Shares, which were subsequently cancelled. As a result, there were 5,000,000 Founder Shares and Insider Shares outstanding as of December 31, 2020.

The Founder Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each holder of Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Private Placement

On May 18, 2020 the Founder and the Underwriters purchased from the Company an aggregate of 650,000 and 243,479 Private Placement Units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the closing of the Offering. Each Private Placement Unit (as defined below) consists of one share of the Company’s common stock, $0.0001 par value and three-fourths (3/4) of one warrant (a “Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 6 to our financial statements included in this Annual Report. Unlike the warrants included in the Units sold in the Offering (as defined below), if held by the original holder or its permitted transferees, the warrants included in the Private Placement Units are not redeemable by the Company and subject to certain limited exceptions, will be subject to transfer restrictions until one year following the consummation of the business combination with Lightning. If the warrants included in the Private Placement Units are held by holders other than the initial holders or their permitted transferees, the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by holders on the same basis as the warrants included in the Offering.

The Private Placement Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Founder and Underwriters are each an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Insider Shares

Simultaneously with the completion of the initial closing of the Offering, we issued 5,000 insider shares, in consideration of future services, to each of the Insiders, for an aggregate issuance of 15,000 shares of common stock. The insider shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each of the Insiders is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

PIPE Shares

On December 10, 2020, we entered into that certain PIPE Subscription Agreement with BP Technology Ventures, Inc., pursuant to which, among other things, we agreed to issue and sell to the BP Technology Ventures, Inc., in a private placement to close immediately prior to the closing of the business combination, an aggregate of 2,500,000 shares of our common stock (the “PIPE Investment”) at $10.00 per share, for an aggregate purchase price of $25,000,000. The obligations of the parties to consummate the PIPE Investment are conditioned upon, among other things, all conditions precedent to the closing of the transactions contemplated by the Convertible Note Subscription Agreements (as defined below) having been satisfied or waived, and the closing of the transaction contemplated by such PIPE Subscription Agreement occurring concurrently with the closing of the transactions contemplated by the Convertible Note Subscription Agreements. The PIPE Investment will be consummated concurrently with the closing of the business combination with Lightning.

Convertible Note Offering

On December 10, 2020, we entered into certain Convertible Note Subscription Agreements with certain institutional investors (the agreements, the “Convertible Note Subscription Agreements”, and the investors, the “Convertible Note Investors), pursuant to which, among other things, we agreed to issue and sell to the Convertible Note Investors, in private placements to close immediately prior to the closing of the business combination with Lightning, (a) convertible notes for an aggregate purchase price of $100,000,000 (the “Convertible Notes”) which shall bear interest at a rate of 7.5% per annum, payable semi-annually, and be convertible into shares of common stock at a conversion price of $11.50 in accordance with the terms thereof, and shall mature three (3) years after their issuance ,and (b) warrants to purchase up to 8,695,652 shares of common stock for a per share exercise price of $11.50 (“Convertible Note Warrants”). The Convertible Notes are convertible into 8,695,652 shares of common stock at the conversion price of $11.50. The obligations to consummate the Convertible Note investment are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement. The Convertible Note investment will be consummated substantially concurrently with the closing of the business combination with Lightning.

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

The Company incurred $12,732,907 in transaction costs, consisting of $4,000,000 of underwriting fees, $8,000,000 of deferred underwriting fees, and $732,907 of offering costs, of which $35,000 remains in accrued liabilities as of December 31, 2020. After deducting the underwriting discounts and commissions and offering expenses paid, the total net proceeds from the Offering and sale of the Private Placement Units were $204,286,883, of which $202,000,000 were placed in Trust Account at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee. Using a portion of the net proceeds of the Offering that was not placed in the Trust Account, we repaid a promissory note issued to our Founder, which bore the outstanding principal amount of $100,000, when we repaid it upon the closing of the Offering. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

As of December 31, 2020, we had cash of $1,170,301 held outside the trust account for working capital purposes.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us” and other similar terms refer to the Company and its consolidated subsidiaries before the business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from February 3, 2020 (date of inception) through December 31, 2020, our only activities have been organizational activities, those necessary to prepare for the Offering and to identify Lightning as a target business for the business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 3, 2020 (date of inception) through December 31, 2020, we had a net loss of $2,728,854, which consisted of operating expenses of $2,759,621 and a provision for income taxes of $13,086, which was partially offset by interest income on marketable securities held in the Trust Account of $43,853.

Liquidity and Capital Resources

On May 18, 2020, we consummated the closing of the Offering with the delivery of 20,000,000 Units at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Offering, we consummated the closing of the sale of 650,000 Private Placement Units at a price of $10.00 per unit to our Founder and sale of 243,479 Private Placement Units at a price of $10.00 per unit to the Underwriters (the “Private Placement”), generating aggregated gross proceeds of $8,934,790.

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

As of December 31, 2020, we held cash and marketable securities in the amount of $202,029,414 (including $42,137 of interest earned) in the Trust Account. In addition, there was interest receivable to the Trust Account of $1,716. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the period from February 3, 2020 (date of inception) through December 31, 2020, $12,723 was withdrawn from the interest earned on the Trust Account to pay taxes.

For the period February 3, 2020 (date of inception) through December 31, 2020, cash used in operating activities was $1,104,305, consisting of a net loss of $2,728,854, interest earned on marketable securities held in the

Trust Account of $43,853, including interest receivable of $1,716, and an increase in net operating assets of $192,808, including an increase in prepaid expenses of $149,725 and other non-current assets of $43,083, that were partially offset by an increase in net operating liabilities of $1,861,210, including accrued liabilities of $1,770,980, accounts payable of $84,089, other current liabilities of $363, and payable to related parties of $5,778.

On December 10, 2020, we entered into that certain PIPE Subscription Agreement with BP Technology Ventures, Inc., pursuant to which, among other things, we agreed to issue and sell to the BP Technology Ventures, Inc., in a private placement to close the PIPE Investment immediately prior to the closing of the business combination for an aggregate purchase price of $25,000,000. The obligations of the parties to consummate the PIPE Investment are conditioned upon, among other things, all conditions precedent to the closing of the transactions contemplated by the Convertible Note Subscription Agreements having been satisfied or waived, and the closing of the transaction contemplated by such PIPE Subscription Agreement occurring concurrently with the closing of the transactions contemplated by the Convertible Note Subscription Agreements. The PIPE Investment will be consummated concurrently with the closing of the business combination with Lightning.

On December 10, 2020, we also entered into certain Convertible Note Subscription Agreements with certain institutional investors, pursuant to which, among other things, we agreed to issue and sell to the Convertible Note Investors, in private placements to close immediately prior to the closing of the business combination with Lightning, (a) the Convertible Notes for an aggregate purchase price of $100,000,000, which shall bear interest at a rate of 7.5% per annum, payable semi-annually, and be convertible into shares of common stock at a conversion price of $11.50 in accordance with the terms thereof, and shall mature three (3) years after their issuance ,and (b) the Convertible Note Warrants to purchase up to 8,695,652 shares of common stock for a per share exercise price of $11.50. The Convertible Notes are convertible into 8,695,652 shares of Common Stock at the conversion price of $11.50. The obligations to consummate the Convertible Note investment are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement. The Convertible Note investment will be consummated substantially concurrently with the closing of the business combination with Lightning.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable by us), and the proceeds of the PIPE Investment and from the sale of the Convertible Notes, to acquire Lightning. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations to be approximately $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our capital stock is used in whole or in part as consideration to affect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2020, we had cash of $1,170,301 held outside the Trust Account. We believe that the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 18 months from the closing date of the Offering, assuming that a business combination is not consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2020, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $20,000 for office space, administrative services and secretarial support. We began incurring these fees on May 14, 2020 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

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

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. We apply the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of December 31, 2020 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating our diluted net loss per share, we have not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; and (ii) the shares issued to the Insiders representing 15,000 shares of common stock underlying restricted stock awards for the periods they were outstanding. Since we were in a net loss position during the period after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the period.

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

Period from February 3, 2020 (Inception) through December 31, 2020
Net loss	$(2,728,854)
Less: net income attributable to common stock subject to redemption	(22,176)
Net loss attributable to common stockholders	$(2,751,030)
Weighted-average common shares outstanding, basic and diluted	6,247,527
Net loss per share common share, basic and diluted	$(0.44)

Common Stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Offering and the identification and evaluation of a potential initial business combination. We have neither engaged in any operations nor generated any revenues. As of December 31, 2020, the net proceeds from our Offering held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

As of December 31, 2020, $202,029,414 was held in the Trust Account for the purposes of consummating an initial business combination.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of GigCapital3, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GigCapital3, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2020, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the period from February 3, 2020 (date of inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from February 3, 2020 (date of inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that GigCapital3, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no present revenue, its business plan is dependent on the completion of a financing and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2020.

San Jose, California

February 26, 2021

GIGCAPITAL3, INC.

Balance Sheet

December 31, 2020
ASSETS
Current Assets
Cash	$1,170,301
Prepaid expenses and other current assets	149,725
Total current assets	1,320,026
Cash and marketable securities held in Trust Account	202,029,414
Interest receivable on cash and marketable securities held in the Trust Account	1,716
Other non-current assets	43,083
TOTAL ASSETS	$203,394,239
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$84,089
Payable to related parties	5,778
Accrued liabilities	1,805,980
Other current liabilities	363
Total current liabilities	1,896,210
Deferred underwriting fee payable	8,000,000
Total liabilities	9,896,210
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 18,663,171 shares, at a redemption value of $10.10 per share	188,498,028
Stockholders’ equity
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 7,230,308 shares issued and outstanding (excluding 18,663,171 shares subject to possible redemption) (1)	723
Additional paid-in capital	7,728,132
Accumulated deficit	(2,728,854)
Total stockholders’ equity	5,000,001
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$203,394,239

(1)	This number excludes the 750,000 Founder Shares (as described in Note 4) that were forfeited because the over-allotment option was not exercised by the Underwriters.

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL3, INC.

Statement of Operations and Comprehensive Loss

Period from February 3, 2020 (Inception) through December 31, 2020
Revenues	$—
General and administrative expenses	2,759,621
Loss from operations	(2,759,621)
Other income
Interest income on cash and marketable securities held in Trust Account	43,853
Loss before provision for income taxes	(2,715,768)
Provision for income taxes	13,086
Net loss and comprehensive loss	$(2,728,854)
Net loss attributable to common stockholders	$(2,751,030)
Weighted-average common shares outstanding, basic and diluted (1)	6,247,527
Net loss per share common share, basic and diluted	$(0.44)

(1)	This number excludes the 750,000 Founder Shares (as described in Note 4) that were forfeited because the over-allotment option was not exercised by the Underwriters.

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL3, INC.

Statement of Stockholders’ Equity

	Common Stock		Additional
Period from February 3, 2020 (Inception) through December 31, 2020	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance as of February 3, 2020 (Inception)	—	$—	$—	$—	$—
Sale of common stock to Founder at $0.0044 per share	5,735,000	574	24,426	—	25,000
Sale of common stock to Founder in private placement at $10 per share	650,000	65	6,499,935	—	6,500,000
Sale of common stock to Underwriters in private placement at $10 per share	243,479	24	2,434,766	—	2,434,790
Issuance of common stock to Insiders for no consideration	15,000	2	(2)	—	—
Sale of common stock in initial public offering, net of offering costs	20,000,000	2,000	187,265,093	—	187,267,093
Forfeiture of common stock sold to Founder due to over-allotment not being exercised (1)	(750,000)	(75)	75	—	—
Shares subject to redemption	(18,663,171)	(1,867)	(188,496,161)	—	(188,498,028)
Net loss	—	—	—	(2,728,854)	(2,728,854)
Balance as of December 31, 2020	7,230,308	$723	$7,728,132	$(2,728,854)	$5,000,001

(1)	750,000 Founder Shares were forfeited because the over-allotment option was not exercised by the Underwriters (see Note 4).

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL3, INC.

Statement of Cash Flows

Period from February 3, 2020 (Inception) through December 31, 2020
OPERATING ACTIVITIES
Net loss	$(2,728,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(42,137)
Interest receivable on cash and marketable securities held in Trust Account	(1,716)
Change in operating assets and liabilities:
Prepaid expenses	(149,725)
Other non-current assets	(43,083)
Accounts payable	84,089
Payable to related parties	5,778
Accrued liabilities	1,770,980
Other current liabilities	363
Net cash used in operating activities	(1,104,305)
INVESTING ACTIVITIES
Investment of cash in Trust Account, net	(202,000,000)
Cash withdrawn from Trust Account	12,723
Net cash used in investing activities	(201,987,277)
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	196,000,000
Proceeds from sale of Private Placement Units to Founder	6,500,000
Proceeds from sale of Private Placement Units to Underwriters	2,434,790
Borrowing from a related party	100,000
Repayment of borrowing from a related party	(100,000)
Payment of deferred offering costs	(697,907)
Net cash provided by financing activities	204,261,883
Net change in cash during period	1,170,301
Cash, beginning of period	—
Cash, end of period	$1,170,301
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$12,723
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Deferred underwriting fee payable upon business combination	$8,000,000
Change in value of common stock subject to possible redemption	$1,230,935
Offering costs included in accrued liabilities	$35,000

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL3, INC.

Notes to Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

GigCapital3, Inc. (the “Company”) was incorporated in Delaware on February 3, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from February 3, 2020 (date of inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 3, and identifying a target business combination, as described below. The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

On May 5, 2020, the registration statement on Form S-1 (the “Registration Statement”), as amended, filed in connection with the Offering was declared effective and amended by the Post-Effective Amendment No. 1 to the Registration Statement, as declared effective by the Securities and Exchange Commission (“SEC”) on May 13, 2020. The Company concurrently entered into an underwriting agreement on May 13, 2020 to conduct the Offering, the closing of which was consummated on May 18, 2020 with the delivery of 20,000,000 units (the “Units”). The Units sold in the Offering consisted of the securities described in Note 3. The Offering generated gross proceeds of $200,000,000.

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

Transaction costs amounted to $12,785,179, consisting of $4,000,000 of underwriting fees, $8,000,000 of deferred underwriting fees and $785,179 of offering costs. The Company’s remaining cash after payment of the offering costs will be held outside of the Trust Account for working capital purposes. Subsequent to the closing of the Offering, offering costs of $785,179 accrued for at the closing of the Offering were reduced to $732,907. Therefore, total transaction costs amounted to $12,732,907.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a business combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of December 31, 2020 was $202,029,414, which represents cash and marketable securities of $202,000,000 from the sale of 20,000,000 Units at $10.00 per public share, net of underwriting fees of $4,000,000, the sale of 243,479 Private Placement Units to the Underwriters at $10.00 per Private Placement Unit, the sale of 650,000 Private Placement Units at $10.00 per Private Placement Unit, net of cash reserved for operating needs of the Company, and $42,137 of interest income earned on these holdings, less $12,723 withdrawn from the interest earned on the Trust Account to pay tax obligations.

Additionally, there was $1,716 of interest accrued, but not yet credited to the Trust Account, which was recorded in the balance sheet in interest receivable on cash and marketable securities held in the Trust Account as of December 31, 2020.

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

Entry into a Material Definitive Agreement

On December 10, 2020, the Company announced that it executed a Business Combination Agreement (the “Business Combination Agreement”), dated as of December 10, 2020, with Project Power Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Lightning Systems, Inc., a Delaware corporation (“Lightning Systems”) (the transactions contemplated by the Business Combination Agreement, the “Business Combination”). The Company filed a Current Report on Form 8-K on December 11, 2020 with the SEC (the “Form 8-K Filing”), which provides a summary of the Business Combination Agreement and the other agreements entered into (and certain agreements to be entered into) in connection with the Business Combination. Such agreements were attached in the exhibits of the Form 8-K Filing. Below outlines the key terms of the Business Combination Agreement and other agreements entered into by the Company.

The Merger

Pursuant to the terms of the Business Combination Agreement, the Company has agreed to pay Lightning Systems equity holders aggregate consideration consisting of up to 53,922,000 shares of common stock, including any shares issuable in respect of vested equity awards of Lightning Systems that are exercised prior to the closing of the Business Combination (the “Closing”) or equity awards of Lightning Systems that the Company assumes and which are exercised following the Closing in accordance with the terms of such equity awards. In addition, the Company may issue pursuant to the Business Combination Agreement up to an additional 16,463,096 shares of common stock to equity holders of Lightning Systems who have received, or are entitled to receive, any per share merger consideration (such holders, the “Stockholder Earnout Group” and such shares, the “Stockholder Earnout Shares”)

Lightning Systems Stockholder Earnout Shares

Pursuant to the terms of the Business Combination Agreement, holders of Lightning Systems Capital Stock will receive, in the aggregate, up to an additional 16,463,096 shares of common stock (the “Stockholder Earnout Shares”) in three equal tranches if, during the period from the Closing through and including the fifth anniversary of the date of the Closing, the dollar volume-weighted average price of common stock (as determined in accordance with the Business Combination Agreement) equals or exceeds $12.00, $14.00 and $16.00 per share for twenty (20) of any thirty (30) consecutive trading days commencing after the Closing on the NYSE, Nasdaq or any other national securities exchange, as applicable for each of such three tranches, respectively.

Incentive Plan

In connection with the Merger, the Company will adopt, subject to the approval of the stockholders of the Company, an equity incentive award plan for the Company with an initial award pool of the Company’s common stock equal to the sum of (i) the amount that is equal to ten percent (10%) of the shares of common stock outstanding as of immediately after the Effective Time (rounded up to the nearest whole share), plus the aggregate number of shares of common stock underlying the exchanged options, which plan shall include an “evergreen” provision pursuant to which such award pool will automatically increase on each of January 1, 2022 and each anniversary thereof during the effectiveness of such plan by an amount equal to the lesser of (i) five percent (5%) of the shares of common stock issued and outstanding as of 12:01 a.m. (Central Time) on such date and (ii) such lesser amount determined by the board of directors, and which plan shall be effective at and after Closing.

Stockholder Support Agreement

The Company, Lighting Systems and the certain stockholders of Lightning Systems (the “Key Company Stockholders”), concurrently with the execution and delivery of the Business Combination Agreement, have entered into the Stockholder Support Agreement (the “Stockholder Support Agreement”), pursuant to which such Key Company Stockholders have agreed, among other things, to vote all of their shares of Lightning Systems Capital Stock in favor of the Business Combination Agreement and the Business Combination, including the Merger.

Sponsor Support Agreement

Contemporaneously with the execution of the Business Combination Agreement on December 10, 2020, the Company, Lightning Systems and GigAcquisitions3, LLC (the “Sponsor”) entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed, among other things, to vote (or execute and return an action by written consent), or cause to be voted at the Special Meeting (or validly execute and return and cause such consent to be granted with respect to), all of its shares of Company common stock (A) in favor of the approval and adoption of the Business Combination Agreement and approval of the Business Combination, including the Merger, (B) against any action, agreement or transaction or proposal that would result in a breach of any covenant, representation or warranty or any other obligation or agreement of the Company under the Business Combination Agreement or that would reasonably be expected to result in the failure of the Merger from being consummated and (C) in favor of each of the proposals and any other matters necessary or reasonably requested by the Company for consummation of the Business Combination, including the Merger.

PIPE Subscription Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into a subscription agreement (the “PIPE Subscription Agreement”), dated as of December 10, 2020, with BP Technology Ventures, Inc. (the “PIPE Investor”), pursuant to which, among other things, the Company agreed to issue and sell, in a private placement to close immediately prior to the Closing, an aggregate of 2,500,000 shares of Company common stock at $10.00 per share, for an aggregate purchase price of $25,000,000, to the PIPE Investor. The purpose of the PIPE Subscription Agreement is to raise additional capital for use by the post-combination company following the Closing. The obligations to consummate the subscription are conditioned upon, among other things, all conditions precedent to the Closing of the transactions contemplated by the Convertible Note Subscription Agreements (as defined below) having been satisfied or waived, and the Closing of the transaction contemplated by the PIPE Subscription Agreement occurring concurrently with the Closing of the transactions contemplated by the Convertible Note Subscription Agreements.

Convertible Note Subscription Agreements

In connection with the execution of the Business Combination Agreement, the Company entered into convertible note agreements (the “Convertible Note Subscription Agreements”) with certain investors (the “Convertible Note Investors, pursuant to which, among other things, the Company agreed to issue and sell to the Convertible Note Investors”), in private placements to close immediately prior to Closing, (a) convertible notes for an aggregate purchase price of $100,000,000 and (b) warrants to purchase up to 8,695,652 shares of common stock with a per share exercise price of $11.50. The convertible notes are convertible into 8,695,652 shares of common stock at a conversion price of $11.50. The obligations to consummate the convertible note investment are conditioned upon, among other things, customary Closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement. The convertible note investment will be consummated substantially concurrently with the Closing.

Going Concern Consideration

As of December 31, 2020, the Company had $1,170,301 in cash and a working capital deficit of $576,184. Further, the Company has no present revenue, its business plan is dependent on the completion of a financing and it expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the target business acquisition period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of December 31, 2020 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net loss per share, the Company has not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; (ii) the shares issued to the Insiders representing 15,000 shares of common stock underlying restricted stock awards for the periods they were outstanding; and (iii) the 750,000 shares of common stock issued to the Founder that were forfeited due to the over-allotment option not being exercised by the Underwriters. Since the Company was in a net loss position during the period after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

Period from February 3, 2020 (Inception) through December 31, 2020
Net loss	$(2,728,854)
Less: net income attributable to common stock subject to redemption	(22,176)
Net loss attributable to common stockholders	$(2,751,030)
Weighted-average common shares outstanding, basic and diluted	6,247,527
Net loss per share common share, basic and diluted	$(0.44)

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

Cash and Marketable Securities Held in Trust Account

As of December 31, 2020, the assets held in the Trust Account consisted of U.S. Treasury Bills and cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature.

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

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized Common Stock of the Company includes up to 100,000,000 shares. Holders of the Company’s Common Stock are entitled to one vote for each share of Common Stock. As of December 31, 2020, there were 7,230,308 shares of Common Stock issued and outstanding and not subject to possible redemption. There were 18,663,171 shares of Common Stock subject to possible redemption issued and outstanding as of December 31, 2020.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2020, there were no shares of preferred stock issued and outstanding.

Warrants (Public Warrants and Private Placement Warrants)

Warrants will be exercisable at $11.50 per share, and the exercise price and number of Warrant shares issuable on exercise of the Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation of the Company. In addition, if (x) the Company issues additional shares of Common Stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors, and in the case of any such issuance to the Company’s Founder or its affiliates, without taking into account any Founder Shares held by it prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 65% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

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

As of December 31, 2020, there were 15,670,098 Warrants outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$202,029,414

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the statements of operations and comprehensive loss for the periods presented.

Additionally, there was $1,716 of interest accrued, but not yet credited to the Trust Account, which was recorded in the balance sheet in interest receivable on cash and marketable securities held in the Trust Account as of December 31, 2020.

8. INCOME TAX

The sources of loss before provision for income taxes are as follows for the period from February 3, 2020 (inception) through December 31, 2020:

Period from February 3, 2020 (Inception) through December 31, 2020
Domestic	$(2,715,768)
Foreign	—
Total	$(2,715,768)

The provision for income taxes was comprised of the following for the period from February 3, 2020 (inception) through December 31, 2020:

Period from February 3, 2020 (Inception) through December 31, 2020
Current:
Federal	$9,209
State and local	3,877
Foreign	—
Total Current	13,086
Deferred:
Federal	—
State and local	—
Foreign	—
Total deferred income tax expense	—
Total provision for income taxes	$13,086

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

Period from February 3, 2020 (Inception) through December 31, 2020
Statutory income tax benefit	$(570,311)
State income taxes, net of federal	(189,659)
Valuation allowance on start-up costs	773,056
Provision for income taxes	$13,086

For the period from February 3, 2020 (inception) through December 31, 2020, the effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance on the start-up costs and tax expense associated with nondeductible permanent adjustments.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2020 were as follows:

December 31, 2020
Deferred Tax Assets:
Start-up costs	$773,056
Valuation allowance	(773,056)
Net deferred tax assets (liabilities)	$—

As of December 31, 2020, the Company has recorded a valuation allowance of $773,056 to offset deferred tax assets related to its start-up costs. As of December 31, 2020, the Company has no unrecognized tax benefits for which a liability should be recorded. The Company records interest and penalties associated with unrecognized tax benefits as a component of tax expense. As of December 31, 2020, the Company has not accrued interest or penalties on unrecognized tax benefits, as there are no positions recorded as of 2020. No changes to the uncertain tax positions balance are anticipated within the next 12 months, and are not expected to materially impact the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the period from October 1, 2020 through December 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers as of December 31, 2020 are listed below.

Name	Age	Position
Avi S. Katz	62	Executive Chairman of the Board, Secretary, President and Chief Executive Officer
Brad Weightman	66	Chief Financial Officer
Neil Miotto	74	Director
John Mikulsky	75	Director
Dr. Ralua Dinu	47	Director
Andrea Betti-Berutto	56	Director
Peter Wang	65	Director

Dr. Avi S. Katz has served as our Executive Chairman of our board of directors, Chief Executive Officer, President and Secretary since February 2020. Dr. Katz has spent approximately 33 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Katz has been instrumental in launching and accelerating entities, building teams, large scale fund-raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. In October 2017, Dr. Katz founded GigCapital, Inc. (“GIG1”, now known as Kaleyra, Inc. (“Kaleyra”)), a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the technology industry. GIG1 completed its initial public offering in December 2017, in which it sold 14,375,000 units at price of $10.00 per unit, with each unit consisting of one share of GIG1 common stock, three-fourths of one warrant to purchase one share of GIG1 common stock and one right to receive one-tenth of one share of GIG1 common stock, generating aggregate proceeds of $143,750,000, and, at that time, was listed on the NYSE under the symbol “GIG.” On February 22, 2019, after intensive screening of more than 400 companies worldwide, GIG1 entered into a stock purchase agreement to acquire Kaleyra at a transaction enterprise value of $187 million with combined cash and/or promissory note consideration of $15 million. Kaleyra is a global company specialized in providing mobile messaging services for financial institutions and companies of all sizes. The transaction closed on November 25, 2019, and GIG1 was renamed Kaleyra, Inc. and listed on the NYSE American stock exchange under the symbol “KLR” at that time. Dr. Katz has served as the Executive Chairman and Secretary of Kaleyra, Inc. since the consummation of the transaction in November 2019. Prior to that time, in addition to being the Executive Chairman and Secretary, he was also the Chief Executive Officer of GIG1. In March 2019, Dr. Katz founded GigCapital2, Inc. (“GIG2”), another PPE company. GIG2 completed its initial public offering in Junes 2019, in which it sold 17,250,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG2 common stock, one warrant to purchase one share of GIG2 common stock, and one right to receive one-twentieth of one share of GIG2 common stock, generating aggregate proceeds of $172,500,000. GIG2 is listed on the NYSE under the symbol “GIX.” GIG2 is engaged in intensive efforts of searching and screening companies worldwide, and has not yet completed its initial business combination. Dr. Katz serves as the Executive Chairman and Secretary of GIG2. In December 2020, Drs. Katz and Dinu co-founded GigCapital4, Inc. (“GIG4”), a PPE company formed for the purpose of acquiring a company in the TMT and sustainable industries. GIG4 completed its initial public offering in February 2021, in which it sold 35,880,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG4 common stock and one-third (1/3) of one warrant to purchase one share of GIG4 common stock, generating aggregate proceeds of $358,800,000. GIG4 is listed on Nasdaq under the symbol “GIG.” GIG4 is engaged in intensive efforts of searching and screening companies worldwide and has not yet completed its initial business combination. Dr. Katz has served as the Executive Chairman of GIG4 since its inception. In January 2021, Drs. Katz and Dinu co-founded GigCapital5, Inc. (“GIG5”), another company formed for the purpose of acquiring a company in the TMT, A&D, intelligent automation and sustainable industries, which is expected to complete its initial public offering in April 2021. GIG5 is expected to apply for listing on the NYSE under the symbol “GIA.” Dr. Katz has served as the Executive Chairman of GIG5 since its inception. In January 2021, Drs. Katz and Dinu also co-founded GigCapital6, Inc. (“GIG6”), another PPE company formed for the purpose of acquiring a company in the TMT, cybersecurity and privacy industries, which is expected to complete its initial public offering in April 2021. GIG6 is expected to apply for listing on Nasdaq under the symbol “GIF.” Dr. Katz has been a director of GIG6 since its inception. Dr. Katz is also the sole managing member of GigFounders, LLC and a managing member of GigManagement, LLC. He was also the co-founder of Cognizer, a software company specializing in deep-learning powered natural language artificial intelligence, and was the Executive Chairman of Cognizer’s board of directors from its inception in December 2018 until August 2020. Prior to GIG1 and GIG2, Dr. Katz dedicated 10 years to bootstrap, develop and manage GigPeak (NYSE American: formerly GIG), originally known as GigOptix, Inc. He served as Chairman of the Board, Chief Executive Officer and President of GigPeak. From its inception in 2007, which occurred through the acquisition of assets valued at less than $1 million, until its sale in April 2017 to IDT for $250 million in cash, GigPeak provided semiconductor integrated circuits (ICs) and software solutions for high-speed connectivity and video compression. While Dr. Katz was at GigPeak’s helm, the company completed 10 M&A deals. From 2003 to 2005, Dr. Katz was the chief executive officer, president, and member of the board of directors of Intransa, Inc., which at the time provided full-featured, enterprise-class IP-based Storage Area Networks (SAN). From 2000 to 2003, Dr. Katz was the Chief Executive Officer and a member of the board of directors of Equator Technologies, which at the time sought to commercialize leading edge programmable media processing platform technology for the rapid design and deployment of digital media and imaging products. Equator Technologies was sold to Pixelworks, Inc. for $110 million in 2005. Dr. Katz has held several leadership positions over the span of his career within the technology industry since serving as Member of Technical Staff at AT&T Bell Laboratories in the 1980s, and has made numerous angel investments in high-tech companies around the world. Dr. Katz is a graduate of the Israeli Naval Academy and holds a B.Sc. and Ph.D. in Semiconductors Materials from the Technion (Israel Institute of Technology). He is a serial entrepreneur, holds many U.S. and international patents, has published many technical papers and is the editor of a number of technical books. Dr. Katz is married to Dr. Dinu, one of our directors.

Brad Weightman has served as our Chief Financial Officer since February 2020. Mr. Weightman has more than 30 years of global finance and accounting experience with a combination of large, mid-sized, and small public and private companies in the semiconductor, internet of things, hardware and software industries. Mr. Weightman has been the Chief Financial Officer of GIG2 since August 2019, the Chief Financial Officer of GIG4 since December 2020 and the Chief Financial Officer of GIG5 and GIG6 since January 2021, and was also the Chief Financial Officer of GIG1 from that time until the closing of its business combination with Kaleyra, Inc. on November 25, 2019. Before then, beginning in April 2017, Mr. Weightman was Senior Business Controller at IDT, providing strategic and financial support for the General Manager and the division, prior to IDTI being acquired by Renesas Electronics Corp (TSE 6723:JP) in April 2019. Prior to GigPeak being acquired by IDT in April 2017, Mr. Weightman was Corporate Controller at GigPeak from September 2015 to April 2017. Before joining GigPeak, Mr. Weightman was self-employed as a financial consultant in 2015. Additionally, Mr. Weightman has held various finance and accounting positions at Echelon Corporation, an early developer of the internet of things market, supporting company growth from early stages to a mid-sized public company, as well as large corporations such as Advanced Micro Devices, Inc. and Xerox Holdings Corporation. Mr. Weightman received a Bachelor of Science degree in Accounting from San Jose State University, and is a Certified Public Accountant in California (inactive).

Neil Miotto joined the board of directors in February 2020. Mr. Miotto is a financial consultant and a retired assurance partner of KPMG LLP (“KPMG”), where he was a partner for 27 years until his retirement in September 2006. Since his retirement from KPMG, Mr. Miotto has provided high-level financial consulting services to companies in need of timely accounting assistance and has served on public company boards. He is deemed to be a “audit committee financial expert” under SEC rules. While at KPMG, Mr. Miotto focused on serving large public companies. Mr. Miotto also served as an SEC reviewing partner while at KPMG. Mr. Miotto became a member of the board of directors of GIG1 in October 2017 and has continued in that role after that company became Kaleyra, Inc. Mr. Miotto has also served on the board of directors of GIG2 since March 2019, and the board of directors of GIG4 since December 2020 and GIG5 since January 2021. In addition, Mr. Miotto served on the board of directors of Micrel, Inc. prior to its sale to Microchip Technology Inc. in May 2015, and on the board of directors of GigPeak from 2008 until its sale to IDT in April 2017. He also previously served on the board of directors of Cognizer from March 2019 to August 2020. He is a member of the American Institute of Certified Public Accountants and holds a Bachelor of Business Administration degree from Baruch College of The City University of New York.

John J. Mikulsky joined our board of directors in February 2020. Mr. Mikulsky became a member of the board of directors of GIG1 since December 2017 and has continued in that role after the company became Kaleyra, Inc. He joined the board of directors of GIG2 and the board of directors of Cognizer, in March 2019, serving on that company’s board until August 2020. Mr. Mikulsky served as the Chief Executive Officer of Traycer Diagnostic Systems, Inc. from August 2016 to December 2017, and as a director, from October 2014 to December 2017. He previously served as President and Chief Executive Officer of Endwave Corporation (Nasdaq: ENWV) from December 2009 until June 2011, when Endwave Corporation was acquired by GigPeak; subsequent to such acquisition, he served on the board of directors of GigPeak from June 2011 until its sale IDT in April 2017. From May 1996 until November 2009, Mr. Mikulsky served Endwave Corporation in a multitude of capacities including Vice President of Product Development, Vice President of Marketing and Business Development and Chief Operating Officer. Prior to Endwave Corporation, Mr. Mikulsky worked as a Technology Manager for Balazs Analytical Laboratory, a provider of analytical services to the semiconductor and disk drive industries, from 1993 until 1996. Prior to 1993, Mr. Mikulsky worked at Raychem Corporation, most recently as a Division Manager for its Electronic Systems Division. Mr. Mikulsky holds a B.S. in electrical engineering from Marquette University, an M.S. in electrical engineering from Stanford University and an S.M. in Management from the Sloan School at the Massachusetts Institute of Technology.

Dr. Raluca Dinu joined our board of directors in February 2020. She has served as the Chief Executive Officer of GIG2 since August 2019 and as a member of its board of directors since March 2019. She has also served as a member of the board of directors, President, Chief Executive Officer and Secretary of GIG4 since its inception in December 2020. In January 2021, Drs. Katz and Dinu co-founded GIG5 and GIG6, and Dr. Dinu serves as the Chief Executive Officer, President and Secretary of GIG5, as well as on its board of directors, and as the Executive Chairman of the board of directors, Chief Executive Officer, President, and Secretary of GIG6. Dr. Dinu is also a managing member of GigManagement, LLC. From April 2017 to May 2019, Dr. Dinu was the Vice President and General Manager of IDT’s Optical Interconnects Division. Prior to that, she held several executive-level positions at GigPeak, including Executive Vice President and Chief Operation Officer from April 2016 until it was acquired by IDT in April 2017, and before that, as its Executive Vice President of Global Sales and Marketing from August 2015 to April 2016, and as its Senior Vice President of Global Sales and Marketing from December 2014 to August 2015. From February 2014 to September 2017, Dr. Dinu was a member of the board of directors of Brazil-Photonics, in Campinas, Brazil, a joint venture that GigPeak established with the Centro de Pesquisa e Desenvolvimento em Telecomunicações (CPqD). From 2001 to 2008, Dr. Dinu was VP of Engineering at Lumera Corporation (“Lumera”) (Nasdaq: LMRA). Lumera was acquired by GigPeak in 2008, and Dr. Dinu joined GigPeak at that time. Dr. Dinu holds a B.Sc. in Physics and Ph.D. in Solid State Condensed Matter Physics from the University of Bucharest, and an Executive-M.B.A. from Stanford University. Dr. Dinu is married to Dr. Katz, our Executive Chairman of our board of directors, Chief Executive Officer, President and Secretary.

Andrea Betti-Berutto joined the board of directors as a director in February 2020. He has also served on the board of directors of GIG4 since December 2020. Mr. Betti-Berutto is a senior technologist and entrepreneur with more than 25 years of experience in Radio-Frequency and Optical Interconnect Systems and Components and Radio-Frequency Integrated Circuit Semiconductor technologies. He has served as the Hardware Chief Technical Officer of GIG2 since August 2019 and as the Hardware Chief Technical Officer of the Company since February 2020. Mr. Betti-Berutto is not an officer or employee of GIG2 or the Company, and in each instance the title of Hardware Chief Technical Officer reflects Mr. Betti-Berutto’s core competency and expertise and is primarily for marketing purposes as he assists GIG2 and the Company, respectively, to identify suitable business combination candidates. From April 2017 through June 2019, Mr. Betti-Berutto was the Fellow of Optical Interconnect Business Units at IDT, which was acquired by Renesas Electronics Corp (TSE 6723:JP) in 2019. Mr. Betti-Berutto joined IDT through the acquisition of GigPeak in April 2017, and he led the integration of the of GigPeak technical team into IDT. At GigPeak, he served as the Chief Technology Officer since April 2007 through the April 2017 acquisition by IDT. Previously, Mr. Betti-Berutto was Co-Founder of iTerra Communication, a pioneer in semiconductors for new generation 40G optical networks, where he served as VP of Engineering for RF and Optical Communication Product Development and as a member of the board of directors. After a reorganization of iTerra, he co-founded GigOptix (which was renamed GigPeak in April 2016) and, as Chief Technology Officer (CTO), led the growth of the company’s technologies and product lines into the 100/200G optical market, mmWave transceivers for future 5G network deployment and transceivers for sensing application. Together with Dr. Katz and the rest of the GigPeak executive leadership team, Mr. Betti-Berutto drove the acquisition and integration of 10 companies and technologies. Before starting iTerra Communication, he worked for various companies in microwave system and devices for Basestation and Space Communication such as Fujitsu (USA), European Space Agency (Netherlands) and Space Engineering SpA (Italy). Mr. Betti-Berutto is a very hands-on executive with large experience in product/technology and business roadmap definition, strategic initiatives, company re-

organization, product development and NPI processes. He has published multiple papers in IEEE journals and conferences and owns U.S. patents in the area of high-speed RF and Optical Integrated circuits. Mr. Betti-Berutto holds the degree of Electronic Engineer (MS) from University of Rome “La Sapienza” (Italy) with specialization in Electromagnetism.

Peter Wang joined the board of directors as a director in February 2020. He has also served on the board of directors of GIG6 since February 2021. Mr. Wang served as a member of the board of directors of GIG1 from December 2017 until its business combination with Kaleyra, Inc. in November 2019. He has served as the Software Chief Technical Officer of GIG2 since August 2019 and as the Software Chief Technical Officer of the Company since February 2020. Mr. Wang is not an officer or employee of GIG2 or the Company, and in each instance the title of Software Chief Technical Officer reflects Mr. Wang’s core competency and expertise and is primarily for marketing purposes as he assists GIG2 and the Company, respectively, to identify suitable business combination candidates. He is a managing partner of Tekhill Catalyst LLC, a cross-border business strategy and technology transfer advisory service, since January 2018. He was a Managing Partner of Optino Network LLC from September 2016 through December 2017. He also serves on the Technology Advisory Council for Benhamou Global Ventures since April 2014. Mr. Wang previously served as the founding President of CoolCloudz, an Infrastructure-as-a-Service company, and the Sr. Vice President and General Manager of the Cloud Storage Products Business Unit of UIT, in China between 2010 and 2012. Mr. Wang co-founded Retrevo Inc., a venture funded Web 2.0 vertical search company employing machine learning technology, and served as the Vice President of Engineering and Operations and Board director between late 2005 and 2009. Mr. Wang led the founding of Intransa Inc. and served as the founding President and Chairman of the Board in late 2000. Intransa Inc. was a pioneer IP SAN company in the storage industry, backed by prominent Silicon Valley venture capital firms. Through his tenure at Intransa Inc. through mid-2005, Mr. Wang not only served as the CTO and a Board director, but also as Vice President of Engineering and Marketing, driving global strategic partnerships, at different stages. Prior to Intransa Inc., Mr. Wang led the corporate Technology Development Center at 3Com Corp. and served in various leadership positions from 1995-2000. While at 3Com, Mr. Wang spear-headed wide ranging technology investigations, prototyping, cross-division technology strategies, and strategic and university research partnership efforts, on VoIP, high-speed networks, broadband and wireless access, intelligent infrastructure, and network appliances. Prior to 1995, Mr. Wang led advanced development of distributed computing technologies at TRW Space & Defense and received TRW Chairman’s Award for Innovation. Mr. Wang was instrumental in a number of IEEE 802, IETF and ANSI standards. He has been awarded over 20 U.S. patents and has published a number of IEEE conferences and other journal papers. He holds MS in Management Sciences from Stanford University, M.S. in EECS from U.C. Berkeley, and B.S. in Electrical Engineering from the University of Michigan.

Number, Terms of Office and Election of Executive Officers and Directors

Our board of directors will be elected each year at our annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by NYSE).

Our executive officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our executive officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the Board of Directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and compensation committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below. The committee assignments set forth below were in effect as of December 31, 2020.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Miotto, Mikulsky and Wang will serve as members of our audit committee. Mr. Miotto serves as chairman of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Messrs. Miotto, Mikulsky and Wang are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Miotto qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

▪

assisting the board of directors in the oversight of (1) the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company, (2) the preparation and integrity of the financial statements of the Company, (3) the compliance by the Company with financial statement and regulatory requirements, (4) the performance of the Company’s internal finance and accounting personnel and its independent registered public accounting firm, and (5) the qualifications and independence of the Company’s independent registered public accounting firm;

▪

reviewing with each of the internal auditors and independent registered public accounting firm the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation.

▪

reviewing and discussing with management and internal auditors the Company’s system of internal control and discussing with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;

▪

reviewing and discussing with management, internal auditors and the independent registered public accounting firm the Company’s financial and critical accounting practices, and policies relating to risk assessment and management;

▪

receiving and reviewing reports of the independent registered public accounting firm discussing 1) all critical accounting policies and practices to be used in the firm’s audit of the Company’s financial statements, 2) all alternative treatments of financial information within generally accepted accounting principles that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accounting firm, and 3) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;

▪

reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly financial statements and section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of the Company prior to the filing of the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

▪

reviewing, or establishing, standards for the type of information and the type of presentation of such information to be included in, earnings press releases and earnings guidance provided to analysts and rating agencies;

▪

discussing with management and the independent registered public accounting firm any changes in Company’s critical accounting principles and the effects of alternative GAAP methods, off-balance sheet structures and regulatory and accounting initiatives;

▪	reviewing material pending legal proceedings involving the Company and other contingent liabilities;
▪

meeting periodically with the Chief Executive Officer, Chief Financial Officer, the senior internal auditing executive and the independent registered public accounting firm in separate executive sessions to discuss results of examinations;

▪

reviewing and approving all transactions between the Company and related parties or affiliates of the officers of the Company requiring disclosure under Item 404 of Regulation S-K prior to the Company entering into such transactions;

▪

establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees or contractors of concerns regarding questionable accounting or accounting matters;

▪

reviewing periodically with the Company’s management, independent registered public accounting firm and outside legal counsel (i) legal and regulatory matters which may have a material effect on the financial statements, and (ii) corporate compliance policies or codes of conduct, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding the Company’s financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and

▪	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our Compensation Committee are Messrs. Mikulsky and Betti-Berutto. Mr. Mikulsky serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

▪	reviewing the performance of the Chief Executive Officer and executive management;
▪	assisting the board of directors in developing and evaluating potential candidates for executive positions (including Chief Executive Officer);
▪

reviewing and approving goals and objectives relevant to the Chief Executive Officer and other executive officer compensation, evaluate the Chief Executive Officer’s and other executive officers’ performance in light of these corporate goals and objectives, and set Chief Executive Officer and other executive officer compensation levels consistent with its evaluation and the company philosophy;

▪	approving the salaries, bonus and other compensation for all executive officers;
▪	reviewing and approving compensation packages for new corporate officers and termination packages for corporate officers as requested by management;
▪	reviewing and discussing with the board of directors and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;
▪	reviewing and making recommendations concerning executive compensation policies and plans;
▪	reviewing and recommending to the board of directors the adoption of or changes to the compensation of the Company’s directors;
▪	reviewing and approving the awards made under any executive officer bonus plan, and provide an appropriate report to the board of directors;
▪

reviewing and making recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans, and, except as otherwise delegated by the board of directors, acting on as the “Plan Administrator” for equity-based and employee benefit plans;

▪	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees;
▪	reviewing periodic reports from management on matters relating to the Company’s personnel appointments and practices;

▪	assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;
▪	issuing an annual report of the Compensation Committee on Executive Compensation for the Company’s annual proxy statement in compliance with applicable SEC rules and regulations;
▪	annually evaluating the Committee’s performance and the committee’s charter and recommending to the board of directors any proposed changes to the charter or the committee; and
▪

undertaking all further actions and discharge all further responsibilities imposed upon the Committee from time to time by the board of directors, the federal securities laws or the rules and regulations of the SEC.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Messrs. Wang, Mikulsky and Miotto. Mr. Mikulsky serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

▪	developing and recommending to the board of directors the criteria for appointment as a director;
▪	identifying, considering, recruiting and recommending candidates to fill new positions on the board of directors;
▪	reviewing candidates recommended by stockholders;
▪	conducting the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates; and
▪	recommending director nominees for approval by the board of directors and election by the stockholders at the next annual meeting.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Director Independence

NYSE requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Messrs. Miotto, Mikulsky, Wang and Betti-Berutto are our independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our management team and employees in accordance with applicable federal securities laws. We have filed a copy of our form of Code of Ethics and our board committee charters as exhibits to the initial registration statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us, or may accessed on our company website at https://www.gigcapitalglobal.com/investors. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

None of our management team is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

▪

In the course of their other business activities, our Sponsor and management team may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. However, our management teams have agreed to present to us all suitable target business opportunities, subject to any fiduciary or contractual obligations.

▪

Unless we consummate our initial business combination, our management team and Sponsor will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

▪

The Founder Shares and Placement Shares will be released from lockup only if an initial business combination is successfully completed, and the private warrants and private rights will expire worthless if an initial business combination is not consummated. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is appropriate for effecting an initial business combination.

In general, executive officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

▪	the corporation could financially undertake the opportunity;
▪	the opportunity is within the corporation’s line of business; and
▪	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our management team may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our management team has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he might have. Accordingly, our amended and restated certificate of incorporation will provide that the doctrine of corporate opportunity will not apply with respect to any of our management team in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity's Business	Affiliation
Avi S. Katz

Kaleyra, Inc.

GigNext, LLC

GigFounders, LLC

GigManagement, LLC

GigAcquisitions, LLC

GigAcquisitions2, LLC

GigCapital2, Inc.

GigAcquisitions3, LLC

GigAcquisitions4, LLC

GigCapital4, Inc.

GigAcquisitions5, LLC

GigCapital5, Inc.

GigAcquisitions6, LLC

GigCapital6, Inc.

Mobile Messaging Services

Consulting and Investment

Consulting and Investment

Management Company

PPE (SPAC) sponsorship

PPE (SPAC) sponsorship

PPE (SPAC)

PPE (SPAC) sponsorship

PPE (SPAC) sponsorship

PPE (SPAC)

PPE (SPAC) sponsorship

PPE (SPAC)

PPE (SPAC) sponsorship

PPE (SPAC)

Executive Chairman

Founder and managing member

Founder and managing member

Founder and managing member

Founder and manager

Founder and manager

Founder and Executive Chairman

Founder and manager

Founder and manager

Founder and Executive Chairman

Founder and manager

Founder and Executive Chairman

Founder and manager

Founder and director

Brad Weightman	GigCapital2, Inc. GigCapital4, Inc. GigCapital5, Inc. GigCapital6, Inc.	PPE (SPAC) PPE (SPAC) PPE (SPAC) PPE (SPAC)	Chief Financial Officer Chief Financial Officer Chief Financial Officer Chief Financial Officer
Neil Miotto	Kaleyra, Inc. GigFounders, LLC GigManagement, LLC GigCapital2, Inc. GigCapital4, Inc. GigCapital5, Inc.	Mobile Messaging Services Consulting and Investment Management Company PPE (SPAC) PPE (SPAC) PPE (SPAC)	Director Minority member Minority member Director Director Director
John Mikulsky	Kaleyra, Inc. GigCapital2, Inc.	Mobile Messaging Services PPE (SPAC)	Director Director
Dr. Raluca Dinu	GigCapital2, Inc. Kaleyra, Inc. GigManagement, LLC GigCapital4, Inc. GigCapital5, Inc. GigCapital6, Inc.	PPE (SPAC) Mobile Messaging Services Management Company PPE (SPAC) PPE (SPAC) PPE (SPAC)

Chief Executive Officer and Director

Strategic Advisory Board, Chair

Founder and managing member

President and Chief Executive Officer

President and Chief Executive Officer

Executive Chairman, President and Chief Executive Officer

Peter Wang	GigCapital2, Inc. Kaleyra, Inc. GigCapital6, Inc.	PPE (SPAC) Mobile Messaging Services PPE (SPAC)	Software Chief Technical Officer (title held for marketing purposes only) Strategic Advisory Board, Member Director
Andrea Betti-Berutto	GigCapital2, Inc. GigCapital4, Inc.	PPE (SPAC) PPE (SPAC)	Hardware Chief Technical Officer (title held for marketing purposes only) Director

If we submit our initial business combination to our public stockholders for a vote, our Founders, as well as all of our management team have agreed to vote any shares held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to their Founder Shares or the Placement Shares. If they purchase shares of common stock, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to redeem or sell such shares to us in connection with the consummation of an initial business combination.

All ongoing and future transactions between us and any of our Sponsor or management team, or their respective affiliates, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board of directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange requires our management team and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period ended December 31, 2020 there were no delinquent filers.

Item 11. Executive Compensation.

Compensation of our Executive Officers and Directors

As we are a special purpose acquisition company, formed for the purpose of effecting a business combination, our primary objective with respect to executive and director compensation is to retain the executives and directors to help identify and close a business combination.

Commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the Company’s initial business combination or our liquidation, the Company has paid GigFounders, LLC, an affiliate of the Sponsor, through January 2021, at which time this was assigned to another affiliate of the Sponsor, GigManagement, LLC, which is now receiving the payment, a total of $20,000 per month, which funds are used to pay for office space and general and administrative services. This arrangement was agreed to by an affiliate of the Company’s Executive Chairman and Chief Executive Officer for the Company’s benefit and is not intended to provide such affiliate of the Company’s Executive Chairman and Chief Executive Officer compensation in lieu of a salary. The Company believes that such fees are at least as favorable as it could have obtained from an unaffiliated third party for such services. As noted above, effective February 1, 2021, GigFounders, LLC assigned all of its rights, title and interest under the Administrative Services Agreements with the Company to GigManagement, LLC, including the monthly payment of $20,000. Pursuant to this assignment agreement, GigFounders, LLC delegated to GigManagement, LLC all of its obligations, duties, responsibilities and right to receive payment under the Administrative Services Agreement.

In addition, Mr. Weightman, the Company’s Chief Financial Officer is party to a Strategic Services Agreement pursuant to which Mr. Weightman is paid $5,000 per month for his services, and such amount could increase to up to $15,000 per month dependent upon the scope of services provided. Prior to the consummation of the IPO, the Company also issued an aggregate of 5,000 Insider Shares to Mr. Weightman in consideration of future services to the Company. Furthermore, prior to the consummation of the IPO, the Company issued an aggregate of 5,000 Insider Shares to each of Messrs. Betti-Berutto and Wang in consideration for future services to the Company as the Hardware Chief Technical Officer and Software Chief Technical Officer, respectively.

Messrs. Wang and Betti-Berutto are not officers or employees of our company; their respective titles of Software Chief Technical Officer and Hardware Chief Technical Officer reflect their core competencies and expertise and are primarily for marketing purposes as they have assisted the Company to identify suitable business combination candidates. As a result, Messrs. Betti-Berutto and Wang each received 5,000 shares of common stock.

In accordance with what was provided for in the IPO prospectus, on May 21, 2020, the board of directors approved the payment by the Company of advisory fees to directors in connection with certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations as well as pertaining to board of directors committee service and administrative and analytical services. These advisory fees will be paid quarterly, and include payments to Dr. Avi Katz, the Chief Executive Officer and Executive Chairman

of the board of directors. The quarterly amounts approved are as follows, of which 2.5 quarterly payments have been made in 2020:

Director	Quarterly Compensation
Dr. Avi Katz	$30,000
Dr. Raluca Dinu	$30,000
Neil Miotto	$15,000
John Mikulsky	$6,000
Andrea Betti-Berutto	$15,000
Peter Wang	$6,000

Except as set forth above, no compensation will be paid to the Company’s Sponsor, executive officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination with Lightning, if completed. Additionally, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s independent directors review on a quarterly basis all payments that were made to the Sponsor, executive officers, directors or their affiliates. The Company is not party to any agreements with its officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this annual report, and as adjusted to reflect the sale of our shares of common stock included in the units, by:

▪	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
▪	each of our management team that beneficially owns shares of common stock; and
▪	all our management team as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

			Approximate
	Number of		Percentage of
	Shares		Outstanding
	Beneficially		Common
Name and Address of Beneficial Owner (1)	Owned		Stock (2)
GigAcquisitions3, LLC (3)	6,122,500	(4)	23.21%
Dr. Avi S. Katz (3)	6,122,500	(4)	23.21%
Brad Weightman	5,000		*
Andrea Betti-Berutto	5,000		*
Neil Miotto	—		—
John Mikulsky	—		—
Peter Wang	5,000		*
Dr. Raluca Dinu	—		—
All directors and officers as a group (7 individuals)	6,137,500		23.26%

*	Less than one percent
(1)

Unless otherwise indicated, the business address of each of the individuals is 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303. The address for the individuals affiliated with New Lightning eMotors who will become officers or directors of the post-combination company is 319 Foxtail Court Boulder, CO 80305 United States
(2)	Based on 25,893,479 shares of common stock outstanding as of March 29, 2021.
(3)

Represents shares held by our Sponsor. The shares held by our Sponsor are beneficially owned by Dr. Avi S. Katz, our Executive Chairman, Secretary, President, and Chief Executive Officer, and the manager of our Sponsor, who has sole voting and dispositive power over the shares held by our Sponsor.

(4)	Include 487,500 shares of common stock underlying warrants.

Our Founder and management team beneficially own approximately 23.2% of our issued and outstanding common stock, with our Sponsor beneficially owning approximately 23.21% of such issued and outstanding common stock. Because of this ownership block, our Founders, together, and our Sponsor acting alone, may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the period from February 3, 2020 (date of inception) to February 14, 2020, the Sponsor purchased 5,735,000 Initial Stockholder Shares for an aggregate purchase price of $25,000, or $0.0044 per share. The Company also issued 5,000 shares of common stock, solely in consideration of future services, to two of our directors, Messrs. Wang and Betti-Berutto, and our Chief Financial Officer, Mr. Weightman, pursuant to Insider Shares Grant Agreements dated May 13, 2020 between the Company and each of these individuals, for an aggregate issuance of 15,000 Insider Shares of common stock. The Insider Shares are subject to forfeiture if an individual resigns or his services are terminated for cause prior to the completion of the initial business combination. The Initial Stockholder Shares acquired by the Sponsor on February 14, 2020 are identical to the common stock included in the units sold in the IPO except that the Initial Stockholder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor has forfeited 750,000 Initial Stockholder Shares because the over-allotment option was not exercised by the Underwriters. Because the entire over-allotment option was not exercised, the forfeiture did not need to be adjusted.

The Sponsor and the Underwriters purchased from the Company an aggregate of 650,000 and 243,479 Private Placement Units, respectively, at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the closing of the IPO. Each private placement unit consists of one share of the Company’s common stock, and three-fourths of a Private Placement Warrant. Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants  may be adjusted in certain circumstances.

No fractional shares will be issued upon exercise of the Private Placement Warrants. If, upon exercise of the Private Placement Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the Private Placement Warrant holder. Each Private Placement Warrant will become exercisable on the later of 30 days after the closing of the business combination or May 18, 2021 and will expire five years after the closing of the business combination or earlier upon redemption or liquidation. However, if the Company does not complete a business combination on or prior to the 18-month period allotted to complete the business combination, the Private Placement Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Private Placement Warrants during the exercise period, there will be no net cash settlement of these Private Placement Warrants and the Private Placement Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Amended and Restated Warrant Agreement.

Unlike the public warrants included in the units sold in the IPO, if held by the original holder or its permitted transferees, the warrants included in the private placement units are not redeemable by the Company. Thus, once the Private Placement Warrants become exercisable, the Company may redeem the outstanding Private Placement Warrants in whole and not in part at a price of $0.01 per Private Placement Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the Private Placement Warrants are no longer held by the Sponsor or the Underwriters and/or their permitted transferees and the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Private Placement Warrant holders.

Also, unlike the public warrants included in the units sold in the IPO, if held by the original holder or its permitted transferees, the warrants included in the Private Placement Units, subject to certain limited exceptions, will be subject to transfer restrictions until one year following the Closing of the business combination. If the warrants included in the Private Placement Units are held by holders other than the initial holders or their permitted transferees, the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by holders on the same basis as the warrants included in the IPO.

If the Company does not complete a business combination, then a portion of the proceeds from the sale of the private placement units will be part of the liquidating distribution to the public stockholders.

The Initial Stockholders collectively own approximately 22% of the Company’s issued and outstanding shares after the IPO, the private placement, and forfeiture of 750,000 Initial Stockholder Shares by the Sponsor.

The Company entered into a promissory note agreement with the Sponsor under which $100,000 was loaned to the Company for the payment of expenses related to the IPO. The promissory note was non-interest bearing, unsecured and was repaid in full on May 18, 2020.

Subject to certain limited exceptions, the Insiders have agreed not to transfer, assign or sell any of their respective Insider Shares until the earlier of (A) 12 months after the closing of the business combination with Lightning or (B) the date on which, subsequent to the business combination, (x) the date on which the last sale price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the business combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock-up Period”). Also subject to certain limited exceptions, the Company’s Sponsor and Underwriters have agreed not to transfer, assign or sell any of their respective Private Placement Units or Initial Stockholder Shares (including shares or other securities underlying the Private Placement Units) that they may hold until the date that is (i) in the case of the Initial Stockholder Shares acquired by the Sponsor on February 14, 2020, the end of the Lock-up Period, and (ii) in the case of the Private Placement Units and shares of common stock or other securities underlying such Private Placement Units, until 30 days after the closing of the Company’s business combination with Lightning. Notwithstanding the foregoing, during their respective lock-up periods, the Initial Stockholders may transfer, assign or sell any of the aforenamed securities

(1) amongst the Sponsor and its affiliates, to its executive officers or directors, or to any affiliate or family member of any of its executive officers or directors,

(2) in the case of an entity, as a distribution to its partners, stockholders or members upon its liquidation,

(3) in the case of an individual, (i) by bona fide gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization, (ii) by virtue of the laws of descent and distribution upon death of such person, (iii) pursuant to a qualified domestic relations order,

(4) by certain pledges to secure obligations incurred in connection with purchases of the Company’s securities,

(5) through private sales or transfers made in connection with the consummation of business combination at prices no greater than the price at which such securities were originally purchased,

(6) in the case of an Underwriter, to such Underwriter’s affiliates or any entity controlled by such Underwriter. or

(7) to us for no value for cancellation in connection with the consummation of our initial business combination; provided, that, in each such case (except clause (7)), these permitted transferees shall enter into a written agreement with the Company agreeing to be bound by the transfer restrictions agreed to by the original holder in connection with the purchase of the securities being transferred.

In order to meet the Company’s working capital needs, the Sponsor, executive officers and directors, or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. Up to $1,500,000 of such loans may be convertible into additional units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. No such working capital loans have been made.

On May 13, 2020, the Company entered into a Registration Rights Agreement with the Sponsor, the Underwriters and Insiders. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the Registration Rights Agreement.

On February 14, 2020, the Company entered into a Strategic Services Agreement with Mr. Weightman, the Company’s Chief Financial Officer. Mr. Weightman initially received $5,000 per month for his services and such amount could increase to up to $15,000 per month dependent upon the scope of services provided. Commencing with the first month after the consummation of the IPO, the Company has paid Mr. Weightman for services rendered since February 14, 2020 and on a monthly basis thereafter for all services rendered after the consummation of the IPO. In addition, prior to the consummation of IPO, the Company issued 5,000 Insider shares, in consideration of future services to it, to Mr. Weightman.

The Company agreed to pay $20,000 a month for office space, administrative services and secretarial support to an affiliate of the Sponsor, GigFounders, LLC. Services commenced on May 14, 2020, the date the securities were first listed on the New York Stock Exchange, and will terminate upon the earlier of the Closing of the business combination or the liquidation of the Company. Effective February 1, 2021, GigFounders, LLC assigned all of its rights, title and interest under the Administrative Services Agreements with the Company to GigManagement, LLC, including the monthly payment of $20,000. Pursuant to this assignment agreement, GigFounders, LLC delegated to GigManagement, LLC all of its obligations, duties, responsibilities and right to receive payment under the Administrative Services Agreement.

Other than the foregoing and as described in this paragraph, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive the repayment of any loans from our Sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Our board of directors may also approve the payment of advisory fees for such activities, including board committee service, and extraordinary administrative and analytical services. There is no limit on the amount of out-of-pocket expenses reimbursable by us. Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, executive officers or our or their affiliates.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Dr. Katz, our Secretary and Executive Chairman of the board of directors, and Dr. Raluca Dinu, one of our directors and our President and Chief Executive Officer, are husband and wife.

Dr. Katz and Messrs. Miotto and Mikulsky are on the boards of directors of Kaleyra, Inc., Drs. Katz and Dinu and Messrs. Miotto and Mikulsky are on the board of directors of GigCapital2, Inc., Drs. Katz and Dinu and Messrs. Miotto and Betti-Berutto are on the board of directors of GigCapital4, Inc., Drs. Katz and Dinu and Mr. Miotto are on the board of directors of GigCapital5, Inc., and Drs. Katz and Dinu and Mr. Wang are on the board of directors of GigCapital6, Inc.

Related Party Policy

Our Code of Ethics will require us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, and that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor or management team including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

Period from February 3, 2020 (Inception) through December 31, 2020
Audit Fees (1)	$250,347
Audit-Related Fees (2)	17,367
Tax Fees (3)	—
All Other Fees (4)	—
Total	$267,714

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards, including permitted due diligence services related to a potential business combination.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

2.1***†

Business Combination Agreement, dated as of December 10, 2020, by and among GigCapital3, Inc., Project Power Merger Sub, Inc. and Lightning Systems, Inc. incorporated by reference to Exhibit 2.1 filed on GigCapital3, Inc.’s Current Report on Form 8-K, filed by the Registrant on December 11, 2020)

3.1*	Certificate of Incorporation

3.2**

Amended and Restated Certificate of Incorporation of GigCapital3, Inc. (incorporated by reference to Exhibit 3.1 filed on GigCaptal3, Inc.’s Current Report on Form 8-K filed by the Registrant on May 18, 2020)

3.3*	Bylaws

4.1*	Specimen Unit Certificate

4.2*	Specimen Common Stock Certificate

4.3*	Specimen Warrant Certificate

4.5**

Warrant Agreement, dated May 18, 2020, by and between GigCapital3, Inc. and Continental Stock Transfer  & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 filed on GigCapital3, Inc.’s Current Report on Form 8-K, filed by the Registrant on May 18, 2020)

10.1**

Insider Letter Agreement, dated May 13, 2020, by and among the Company, Sponsor and the Underwriters (incorporated by reference to Exhibit 10.1 filed on GigCapital3, Inc.’s Current Report on Form 8-K, filed by the Registrant on May 18, 2020)

10.2**

Insider Letter Agreement, dated May 13, 2020, by and among the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.2 filed on GigCapital3, Inc.’s Current Report on Form 8-K, filed by the Registrant on May 18, 2020)

10.3*	Founder Shares Subscription Agreement, dated February 6, 2020, between the Company and Sponsor

10.4**

Unit Purchase Agreement, dated May 13, 2020, by and between the Company and Sponsor (incorporated by reference to Exhibit 10.3 filed on GigCapital3, Inc.’s Current Report on Form 8-K, filed by the Registrant on May 18, 2020)

10.5**

Unit Purchase Agreement, dated May 13, 2020, by and between the Company and the Underwriters (incorporated by reference to Exhibit 10.4 filed on GigCapital3, Inc.’s Current Report on Form 8-K, filed by the Registrant on May 18, 2020)

10.6**

Registration Rights Agreement, dated May 13, 2020, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.5 filed on GigCapital3, Inc.’s Current Report on Form 8-K, filed by the Registrant on May 18, 2020)

10.7**

Investment Management Trust Agreement, dated May 18, 2020, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.6 filed on GigCapital3, Inc.’s Current Report on Form 8-K, filed by the Registrant on May 18, 2020)

10.8**

Insider Shares Grant Agreement, dated May 13, 2020, by and between the Company and Brad Weightman (incorporated by reference to Exhibit 10.7 filed on GigCapital3, Inc.’s Current Report on Form 8-K, filed by the Registrant on May 18, 2020)

10.9**

Insider Shares Grant Agreement, dated May 13, 2020, by and between the Company and Peter Wang (incorporated by reference to Exhibit 10.8 filed on GigCapital3, Inc.’s Current Report on Form 8-K, filed by the Registrant on May 18, 2020)

10.10**

Insider Shares Grant Agreement, dated May 13, 2020, by and between the Company and Andrea Betti-Berutto (incorporated by reference to Exhibit 10.9 filed on GigCapital3, Inc.’s Current Report on Form 8-K, filed by the Registrant on May 18, 2020)

10.11*	Form of Indemnification Agreement

10.12*	Strategic Services Agreement and Confidential Information and Invention Assignment Agreement, each dated February 14, 2020, by and between the Company and Brad Weightman

10.13*	Promissory Note issued in favor of Sponsor, dated February 13, 2020

10.14*	Administrative Services Agreement between the Company and GigFounders, LLC, dated as of February 14, 2020

10.15***†

Stockholder Support Agreement, dated as of December 10, 2020, by and among GigCapital3, Inc., Lightning Systems, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 filed on GigCapital3, Inc.’s Current Report on Form 8-K, filed by the Registrant on December 11, 2020)

10.16***

Sponsor Support Agreement, dated as of December 10, 2020, by and among GigCapital3, Inc., Lightning Systems, Inc. and GigAcquisitions3, LLC (incorporated by reference to Exhibit 10.2 filed on GigCapital3, Inc.’s Current Report on Form 8-K, filed by the Registrant on December 11, 2020)

10.17***

Subscription Agreement, dated as of December 10, 2020, by and among GigCapital3, Inc. and BP Technology Ventures, Inc.(incorporated by reference to Exhibit 10.3 filed on GigCapital3, Inc.’s Current Report on Form 8-K, filed by the Registrant on December 11, 2020)

10.18***†	Form of Convertible Note Subscription Agreement (incorporated by reference to Exhibit 10.4 filed on GigCapital3, Inc.’s Current Report on Form 8-K, filed by the Registrant on December 11, 2020)

14*	Code of Ethics

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 25, 2020, and incorporated herein by reference
*	*Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2020, and incorporated herein by reference
*	**Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2020, and incorporated herein by reference
†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

‡

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigCapital3, Inc.

Date: March 31, 2021	By:	/s/ Dr. Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer, President and Executive Chairman (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Raluca Dinu and Brad Weightman and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dr. Avi S. Katz	Chief Executive Officer, President and Executive Chairman (Principal Executive Officer)	March 31, 2021
Dr. Avi S. Katz

/s/ Brad Weightman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021
Brad Weightman

/s/ Neil Miotto	Director	March 31, 2021
Neil Miotto

/s/ John Mikulsky	Director	March 31, 2021
John Mikulsky

/s/ Dr. Ralua Dinu	Director	March 31, 2021
Dr. Ralua Dinu

/s/ Andrea Betti-Berutto	Director	March 31, 2021
Andrea Betti-Berutto

/s/ Peter Wang	Director	March 31, 2021
Peter Wang