Form 10-Q
period 2021-03-31
Lightning eMotors, Inc.
filed 2021-05-17
CIK 1802749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39283

Lightning eMotors, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4605714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
815 14th Street SW, Suite A100 Loveland, Colorado	80537
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 223-0740

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ZEV	New York Stock Exchange
Redeemable Warrants, each full warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	ZEV.WS	New York Stock Exchange

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

As of May 7, 2021, the registrant had 73,229,705 shares of common stock, $0.0001 par value per share, outstanding.

Introductory Note

On May 6, 2021, Lightning eMotors, Inc. (f/k/a GigCapital3, Inc. (“GigCapital3”)) (the “Company” or “Lightning eMotors”) consummated its business combination (the “Business Combination”) with Lightning Systems, Inc. (“Lightning Systems”) pursuant to that certain Business Combination Agreement, dated as of December 10, 2020, by and among GigCapital3, Project Power Merger Sub, Inc. (“Merger Sub”), and Lightning Systems (the “Business Combination Agreement”). In connection with the consummation of the Business Combination, the Company changed its name from GigCapital3, Inc. to Lightning eMotors, Inc. Certain terms used in this Quarterly Report on Form 10-Q have the same meaning as set forth in the final proxy statement/prospectus (the “Final Proxy Statement/Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021 by GigCapital3.

i

GIGCAPITAL3, INC.

Quarterly Report on Form 10-Q

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGCAPITAL3, INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$426,268	$1,170,301
Prepaid expenses and other current assets	266,237	149,725
Receivable from related party	13,910	—
Total current assets	706,415	1,320,026
Cash and marketable securities held in Trust Account	202,034,396	202,029,414
Interest receivable on cash and marketable securities held in the Trust Account	1,830	1,716
Other non-current assets	13,708	43,083
TOTAL ASSETS	$202,756,349	$203,394,239
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$63,066	$84,089
Payable to related parties	15,136	5,778
Accrued liabilities	2,195,304	1,805,980
Other current liabilities	1,070	363
Total current liabilities	2,274,576	1,896,210
Deferred underwriting fee payable	8,000,000	8,000,000
Warrant liability	1,427,330	2,338,677
Total liabilities	11,701,906	12,234,887
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 18,421,231 and 18,431,618 shares as of March 31, 2021 and December 31, 2020, respectively, at a redemption value of $10.10 per share	186,054,433	186,159,342
Stockholders’ equity
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 7,472,248 and 7,461,861 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively (1)	747	746
Additional paid-in capital	9,885,571	9,780,663
Accumulated deficit	(4,886,308)	(4,781,399)
Total stockholders’ equity	5,000,010	5,000,010
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$202,756,349	$203,394,239

(1)	This number excludes the 750,000 Founder Shares (as described in Note 4) that were forfeited because the over-allotment option was not exercised by the Underwriters.

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL3, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31, 2021	Period from February 3, 2020 (Inception) through March 31, 2020
Revenues	$—	$—
General and administrative expenses	1,020,645	25,788
Loss from operations	(1,020,645)	(25,788)
Other income
Interest income	5,096	—
Other income	911,347	—
Loss before provision for income taxes	(104,202)	(25,788)
Provision for income taxes	707	—
Net loss and comprehensive loss	$(104,909)	$(25,788)
Net loss attributable to common stockholders	$(108,031)	$(25,788)
Weighted-average common shares outstanding, basic and diluted (1)	7,452,055	4,211,466
Net loss per share common share, basic and diluted	$(0.01)	$(0.01)

(1)	This number excludes the 750,000 Founder Shares (as described in Note 4) that were forfeited because the over-allotment option was not exercised by the Underwriters.

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL3, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional	Accumulated	Stockholders’
Three Months Ended March 31, 2021	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance as of December 31, 2020	7,461,861	$746	$9,780,663	$(4,781,399)	$5,000,010
Shares subject to redemption	10,387	1	104,908	—	104,909
Net loss	—	—	—	(104,909)	(104,909)
Balance as of March 31, 2021	7,472,248	$747	$9,885,571	$(4,886,308)	$5,000,010

	Common Stock		Additional	Accumulated	Stockholders’
Period from February 3, 2020 (Inception) through March 31, 2020	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance as of February 3, 2020 (Inception)	—	$—	$—	$—	$—
Sale of common stock to Founder at $0.0044 per share	5,735,000	574	24,426	—	25,000
Net loss	—	—	—	(25,788)	(25,788)
Balance as of March 31, 2020	5,735,000	$574	$24,426	$(25,788)	$(788)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL3, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2021	Period from February 3, 2020 (Inception) through March 31, 2020
OPERATING ACTIVITIES
Net loss	$(104,909)	$(25,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(911,347)	—
Interest earned on cash and marketable securities held in Trust Account	(5,096)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(116,512)	—
Receivable from related party	(13,910)	—
Other non-current assets	29,375	—
Accounts payable	(21,023)	1,549
Payable to related parties	9,358	250
Accrued liabilities	389,324	5,375
Other current liabilities	707	—
Net cash used in operating activities	(744,033)	(18,614)
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founder	—	25,000
Borrowing from a related party	—	100,000
Payment of deferred offering costs	—	(46,240)
Net cash provided by financing activities	—	78,760
Net change in cash during period	(744,033)	60,146
Cash, beginning of period	1,170,301	—
Cash, end of period	$426,268	$60,146
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Offering costs included in accounts payable, payable to related party and accrued liabilities	$—	$349,827
Change in value of common stock subject to possible redemption	$104,909	$—

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

On May 6, 2021, the Company consummated its Business Combination with Lightning Systems, Inc. (“Lightning Systems”) pursuant to that certain Business Combination Agreement, dated as of December 10, 2020, by and among the Company, its wholly owned subsidiary, Project Power Merger Sub, Inc. (“Merger Sub”), and Lightning Systems (the “Business Combination Agreement”). In connection with the consummation of the Business Combination, the Company changed its name from GigCapital3, Inc. to Lightning eMotors, Inc.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from February 3, 2020 (date of inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 3, and identifying a target for and closing its Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs for the Offering amounted to $12,785,179, consisting of $4,000,000 of underwriting fees, $8,000,000 of deferred underwriting fees and $785,179 of offering costs. The Company’s remaining cash after payment of the offering costs will be held outside of the Trust Account for working capital purposes. Subsequently to the closing of the Offering, offering costs of $785,179 accrued for at the closing of the Offering were reduced to $732,907. Therefore, total transaction costs amounted to $12,732,907.

The Trust Account

The funds in the Trust Account have been invested only in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds from the Offering outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administrative expenses. Upon the consummation of the Business Combination on May 6, 2021, there is no longer a Trust Account and all funds were distributed out of the Trust Account either for the purpose of the redemption of shares or to the operating account of the Company, including for the payment of transaction costs of the Business Combination or the deferred underwriting fees from the Offering.

The Company’s amended and restated certificate of incorporation as of May 13, 2020 provides that, other than the withdrawal of interest to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of 100% of the shares of common stock included in the units sold in the Offering (the “public shares”) if the Company is unable to complete a Business Combination within 18 months from the closing of the Offering on May 18, 2020; or (iii) the redemption of the public shares in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete its initial Business Combination within 18 months from the closing of the Offering on May 18, 2020. The Company’s amended and restated certificate of incorporation was further amended and restated on May 6, 2021 to remove these provisions from it.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a business combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of March 31, 2021 was $202,034,396, which represents cash and marketable securities of $202,000,000 from the sale of 20,000,000 Units at $10.00 per public share, net of underwriting fees of $4,000,000, the sale of 243,479 Private Placement Units to the Underwriters at $10.00 per Private Placement Unit, the sale of 650,000 Private Placement Units at $10.00 per Private Placement Unit, net of cash reserved for operating needs of the Company, and $47,119 of interest income earned on these holdings, less $12,723 withdrawn from the interest earned on the Trust Account to pay tax obligations.

Additionally, there was $1,830 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheet in interest receivable on cash and marketable securities held in the Trust Account as of March 31, 2021.

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

Convertible Note Subscription Agreements

In connection with the execution of the Business Combination Agreement, the Company entered into convertible note agreements (the “Convertible Note Subscription Agreements”) with certain investors (the “Convertible Note Investors”), pursuant to which, among other things, the Company agreed to issue and sell to the Convertible Note Investors, in private placements to close immediately prior to Closing, (a) convertible notes for an aggregate purchase price of $100,000,000 and (b) warrants to purchase up to 8,695,652 shares of common stock with a per share exercise price of $11.50. The convertible notes are convertible into 8,695,652 shares of common stock at a conversion price of $11.50. The obligations to consummate the convertible note investment are conditioned upon, among other things, customary Closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement. The convertible note investment will be consummated substantially concurrently with the Closing.

Going Concern Consideration

As of March 31, 2021, the Company had $426,268 in cash and a working capital deficit of $1,568,161. Further, the Company has no present revenue. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revised Financial Statements

The Company has revised its condensed balance sheet as of December 31, 2020 to correct misstatements in prior periods primarily related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as equity instead of a warrant liability, under the guidance of Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity.  The Company assessed the materiality of this misstatement in accordance with SEC Staff Accounting Bulletin No. 108 – “Quantifying Misstatements” and concluded this error was not qualitatively material.  As such, the correction of the error was revised in this Quarterly Report on Form 10-Q for the period ended March 31, 2021.

The effect of this revision on the line items within the condensed balance sheet as of December 31, 2020 was as follows:

	Year Ended December 31, 2020
	Previously reported	Adjustment	As revised
Warrant liability	$—	$2,338,677	$2,338,677
Total liabilities	$9,896,210	$2,338,677	$12,234,887
Common stock subject to possible redemption	$188,498,028	$(2,338,686)	$186,159,342
Stockholders’ equity
Common stock	$723	$23	$746
Additional paid-in capital	$7,728,132	$2,052,531	$9,780,663
Accumulated deficit	$(2,728,854)	$(2,052,545)	$(4,781,399)
Total stockholders’ equity	$5,000,001	$9	$5,000,010

A reconciliation of the shares of common stock subject to possible redemption outstanding and shares of common stock outstanding is as follows:
Common stock subject to possible redemption-shares outstanding	18,663,171	(231,553)	18,431,618
Common stock-shares issued and outstanding	7,230,308	231,553	7,461,861

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2021. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of March 31, 2021 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net loss per share, the Company has not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; (ii) the shares issued to the Insiders representing 15,000 shares of common stock underlying restricted stock awards for the periods they were outstanding; and (iii) the 750,000 shares of common stock issued to the Founder that were forfeited due to the over-allotment option not being exercised by the Underwriters. Since the Company was in a net loss position during the period after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended March 31, 2021	Period from February 3, 2020 (Inception) through March 31, 2020
Net loss	$(104,909)	$(25,788)
Less: net income attributable to common stock subject to redemption	(3,122)	—
Net loss attributable to common stockholders	$(108,031)	$(25,788)
Weighted-average common shares outstanding, basic and diluted	7,452,055	4,211,466
Net loss per share common share, basic and diluted	$(0.01)	$(0.01)

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

As of March 31, 2021, the assets held in the Trust Account consisted of mutual funds.

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

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the condensed balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the condensed statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

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

As previously reported on a Form S-1/A of the Company, on April 22, 2020, the Company entered into an Amended and Restated Subscription Agreement for Founder Shares, dated April 16, 2020 (the “Subscription Agreement”), by and between the Company and the Founder, pursuant to which the Founder agreed to acquire 5,735,000 shares of the Common Stock, of the Company, including up to 750,000 Founder Shares that the Founder agreed to surrender and have cancelled in the event that the Underwriters did not fully exercise the underwriter over-allotment option.

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

Related Party Loan

The Company entered into a promissory note agreement with the Founder under which $

100,000 was loaned to the Company for the payment of expenses related to the Offering. The promissory note was non-interest bearing, unsecured and was repaid in full on May 18, 2020.

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized Common Stock of the Company includes up to 100,000,000 shares. Holders of the Company’s Common Stock are entitled to one vote for each share of Common Stock. As of March 31, 2021, there were 7,472,248 shares of Common Stock issued and outstanding and not subject to possible redemption. There were 18,421,231 shares of Common Stock subject to possible redemption issued and outstanding as of March 31, 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2021, there were no shares of preferred stock issued and outstanding.

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

As of March 31, 2021, there were 15,670,097 warrants outstanding.

Stock-based Compensation

Also included in the outstanding shares of Common Stock are 15,000 shares issued in consideration of future services to the Insiders, who are non-employee consultants. These shares are subject to forfeiture if the individuals resign or are terminated for cause prior to the completion of the Business Combination. If an initial Business Combination occurs and these shares have not been previously forfeited, the fair value of the Common Stock on the date the shares vest will be recognized as stock-based compensation in the Company’s condensed statements of operations and comprehensive loss when the completion of the Business Combination becomes probable.

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

The Company has determined that the warrants issued as part of the Private Placement Units are subject to treatment as a liability. As the transfer of these warrants to anyone other than the purchasers or their permitted transferees, would result in these warrants having substantially the same terms as the warrants issued in the Offering, the Company has determined that the fair value of each warrant issued as part of the Private Placement Units approximates the fair value of a warrant issued in the Offering. Accordingly, the warrants issued as part of the Private Placement Units are classified as Level 2 financial instruments.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2021	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$202,034,396	$202,029,414
Liabilities:
Warrant liability	2	$1,427,330	$2,338,677

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the condensed statements of operations and comprehensive loss for the periods presented.

Additionally, there was $1,830 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheet in interest receivable on cash and marketable securities held in the Trust Account as of March 31, 2021.

8. SUBSEQUENT EVENTS

On May 6, 2021, the Company completed the Business Combination with Lightning Systems, Inc. and changed its name to Lightning eMotors, Inc. In conjunction with the Business Combination, and prior to the special meeting of stockholders to approve the Business Combination, the holders of 5,816,664 shares of the Company’s common stock sold in the Offering exercised their right to redeem those shares for cash at a price of $10.1019 per share, for an aggregate of approximately $58.8 million, which redemption occurred concurrent with the consummation of the Business Combination. The Company also completed the sale of 2,500,000 shares of Company common stock for $25,000,000 under the PIPE Subscription Agreement and the funding of $100,000,000 in convertible debt under the Convertible Note Subscription Agreements described in Note 1.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from February 3, 2020 (date of inception) through March 31, 2021, our only activities have been organizational activities, those necessary to prepare for the Offering and to identify a target business for and closing of the Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited balance sheet of December 31, 2020 as filed with the SEC on March 31, 2021. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $104,909, which consisted of operating expenses of $1,020,645, and a provision for income taxes of $707 partially offset by other income from the change in fair value of warrants of $911,347 and interest income on marketable securities held in the Trust Account of $5,096.

For the period from February 3, 2020 (date of inception) through March 31, 2020, we had a net loss of $$25,788, which consisted of operating expenses of $25,788.

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

Following the closing of the Offering and the Private Placement, a total of $202,000,000 was placed in the Trust Account. We incurred $12,785,179 in offering related costs, including $4,000,000 of underwriting fees, $8,000,000 of deferred underwriting fees, and $785,179 of other costs. Subsequently to the closing of the Offering, offering costs of $785,179 accrued for at the closing of the Offering were reduced to 732,907. Therefore, total transaction costs amounted to $12,732,907.

As of March 31, 2021, we held cash and marketable securities in the amount of $202,034,396 (including $47,119 of interest earned) in the Trust Account. In addition, there was interest receivable to the Trust Account of $1,830. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the period from three months ended March 31, 2021, we did not withdraw any funds from the interest earned on the Trust Account.

For the quarter ended March 31, 2021, cash used in operating activities was $744,033, consisting of a net loss of $104,909, a decrease in the fair value of the warrant liability of $911,347, interest earned on marketable securities held in the Trust Account of $5,096 including interest receivable of $1,830 and an increase in net operating assets of $101,047, including an increase in prepaid expenses and other current assets of $116,512, a decrease in other non-current assets of $29,375, and an increase in receivable from related party of $13,910, that were partially offset by an increase in net operating liabilities of $378,366, including an increase in accrued liabilities of $389,324, a decrease in accounts payable of $21,023, an increase in other current liabilities of $707 for our year-to-date income taxes, and an increase in payable to related parties of $9,358.

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

As of March 31, 2021, we had cash of $426,268 held outside the Trust Account.

On May 6, 2021, we completed the Business Combination with Lightning Systems, Inc. and changed our name to Lightning eMotors, Inc. In conjunction with the Business Combination, and prior to the special meeting of stockholders to approve the Business Combination, the holders of 5,816,664 shares of our common stock sold in the Offering exercised their right to redeem those shares for cash at a price of $10.1019 per share, for an aggregate of approximately $58.8 million, which redemption occurred concurrent with the consummation of the Business Combination. We also completed the sale of 2,500,000 shares of Company common stock for $25,000,000 under the PIPE Subscription Agreement and the funding of $100,000,000 in convertible debt under the Convertible Note Subscription Agreements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $20,000 for office space, administrative services and secretarial support. We began incurring these fees on May 14, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

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

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. We apply the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of March 31, 2021 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating our diluted net loss per share, we have not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; (ii) the shares issued to the Insiders representing 15,000 shares of common stock underlying restricted stock awards for the periods they were outstanding; and (iii) the 750,000 shares of common stock issued to the Founder that were forfeited due to the over-allotment option not being exercised by the Underwriters. Since we were in net loss position during the period after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended March 31, 2021	Period from February 3, 2020 (Inception) through March 31, 2020
Net loss	$(104,909)	$(25,788)
Less: net income attributable to common stock subject to redemption	(3,122)	—
Net loss attributable to common stockholders	$(108,031)	$(25,788)
Weighted-average common shares outstanding, basic and diluted	7,452,055	4,211,466
Net loss per share common share, basic and diluted	$(0.01)	$(0.01)

Common Stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the condensed balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the condensed statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On January 7, 2021, a purported stockholder of the Company filed a putative class action complaint in the Supreme Court of the State of New York, captioned Shingote v. GigCapital3, Inc., et al. (Case No. 650109-2021) on behalf of a purported class of stockholders. The lawsuit names the Company and each of its current directors, Dr. Avi Katz, Neil Miotto, John Mikulsky, Dr. Raluca Dinu, Andrea Betti-Berutto, and Peter Wang, as defendants. The lawsuit alleges that the individual defendants breached their fiduciary duties by, among other things, failing to take appropriate steps to maximize the value of the Company and failing to disclose all material information necessary for the stockholders to make an informed decision on whether to vote their shares in favor of the business combination with Lightning. The lawsuit also alleges that the Company aided and abetted the individual defendants’ breaches of fiduciary duty. The lawsuit seeks, among other relief, injunctive relief enjoining the business combination or recission of the business combination and an order directing the defendants to amend the Company’s Registration Statement on Form S-4. The lawsuit also purports to seek a declaration that the defendants violated their fiduciary duties, damages, and recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. The lawsuit was dismissed by the plaintiff on April 20, 2021.

On January 12, 2021, another purported stockholder of the Company filed a separate complaint in the Supreme Court of the State of New York, captioned Ezel v. GigCapital3, Inc., et al. (Case No. 650245-2021). The lawsuit also names Dr. Katz, Dr. Dinu, and Messrs. Miotto, Mikulsky, Betti-Berutto and Wang, and the Company, its wholly-owned subsidiary, Project Power Merger Sub, Inc., and Lightning as defendants. The lawsuit alleges that the individual defendants breached their fiduciary duties by causing the Company’s Registration Statement on Form S-4, which purportedly contains materially misleading and incomplete information, to be disseminated to stockholders. The lawsuit also alleges that the Company, Project Power Merger Sub, Inc. and Lightning aided and abetted the individual defendants’ breaches of fiduciary duty. The lawsuit seeks, among other relief, injunctive relief enjoining the business combination with Lightning or recission of such business combination and an order directing the defendants to amend the Company’s Registration Statement on Form S-4. The lawsuit also purports to seek a declaration that defendants violated their fiduciary duties and recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. The lawsuit was dismissed by the plaintiff on May 5, 2021.

On January 18, 2021, another purported stockholder of the Company filed a complaint in the Supreme Court of the State of New York, captioned Michael v. GigCapital3, Inc., et al. (Case No. 650349-2021). The lawsuit names the Company and each of Dr. Katz, Dr. Dinu, and Messrs. Miotto, Mikulsky, Betti-Berutto and Wang, as defendants. The lawsuit alleges that the individual defendants breached their fiduciary duties by causing the Registration Statement, which purportedly contained materially misleading and incomplete information, to be disseminated to stockholders. The lawsuit also alleges that the Company aided and abetted the individual defendants’ breaches of fiduciary duty. The lawsuit seeks, among other relief, injunctive relief enjoining the business combination with Lightning or recission of such business combination and an order directing the defendants to amend the Company’s Registration Statement on Form S-4. The lawsuit also purports to seek a declaration that defendants violated their fiduciary duties and recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. The lawsuit was dismissed by the plaintiff on April 26, 2021.

On January 22, 2021 another purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, captioned Nassee v. GigCapital3, Inc., et al. (Case No. 1:21-cv-00587). The lawsuit names the Company and Dr. Katz, Dr. Dinu, and Messrs. Miotto, Mikulsky, Betti-Berutto and Wang, as defendants. The lawsuit alleges that the defendants violated Section 14(a) of the Exchange Act by approving the dissemination of the Company’s Registration Statement on Form S-4 relating to the business combination with Lightning, which the complaint contends, among other things, failed to provide critical information regarding the financial projections of the Company. The lawsuit also alleges that the individual defendants violated Section 20(a) of the Exchange Act by influencing and controlling the decisions giving rise to the Exchange Act violations alleged in the complaint and by negotiating, reviewing, and approving the Business Combination Agreement. The lawsuit seeks, among other relief, injunctive relief enjoining the business combination and directing the defendants to amend the Company’s Registration Statement on Form S-4. The lawsuit also purports to seek damages and recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. The lawsuit was dismissed by the plaintiff on April 23, 2021.

On January 25, 2021, another purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, captioned Jensen v. GigCapital3, Inc., et al. (Case No. 1:21-cv-00649). The lawsuit names the Company and Dr. Katz, Dr. Dinu, and Messrs. Betti-Berutto, Mikulsky, Miotto and Wang, as defendants. The lawsuit alleges that the defendants violated Section 14(a) of the Exchange Act by approving the dissemination of the proxy statement contained in the Company’s Registration Statement on Form S-4 relating to the business combination with Lightning, which the complaint contends failed to provide critical information regarding (i) the background of the business combination; (ii) purported conflicts involving the financial advisors; and (iii) Lightning Systems’ financial projections and valuation. The lawsuit also alleges that the defendants violated Section 20(a) of the Exchange Act by influencing and controlling the decision making of the Company, including the content and dissemination of the material statements that the complaint contends are incomplete and misleading. The lawsuit also alleges that the individual defendants violated their fiduciary duties of candor and disclosure by approving or causing the purportedly materially deficient proxy statement to be disseminated. The lawsuit seeks, among other relief, injunctive relief enjoining the special meeting of the Company’s stockholders to vote on the business combination until the Company discloses the material information that the complaint alleges was omitted from the proxy statement. The lawsuit also purports to seek damages and recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. The lawsuit was dismissed by the plaintiff on April 26, 2021.

Finally, on February 8, 2021, a purported stockholder of the Company filed a putative class action complaint in the United States District Court of the Northern District of California, captioned Ryan v. GigCapital3, Inc., et al. (Case No. 5:21-cv-00969) on behalf of a purported class of stockholders. The lawsuit names the Company and Dr. Katz, Dr. Dinu, and Messrs. Betti-Berutto, Mikulsky, Miotto and Wang, as defendants. The lawsuit alleges that the defendants violated Section 14(a) of the Exchange Act by approving the dissemination of the Company’s Registration Statement on Form S-4 relating to the business combination with Lightning, which the complaint contends, among other things, failed to provide critical information regarding the financial projections of the Company. The lawsuit also alleges that the individual defendants violated Section 20(a) of the Exchange Act because they had the power to influence and control, and did influence and control the decision-making of the Company including the dissemination of the Company’s Registration Statement. The lawsuit seeks, among other relief, injunctive relief enjoining the business combination or recission of the business combination. The lawsuit also purports to seek a declaration that defendants Sections 14(a) and 20(a) of the Exchange Act and recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. The lawsuit was dismissed by the plaintiff on April 21, 2021.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report on Form 10-K that was filed with the SEC on March 31, 2021 with the following risk factor. Any of these factors disclosed in our Annual Report om Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.

We had 670,108 warrants that were issued in private placements that occurred concurrently with the Offering (the “private warrants”). These private warrants and the shares of Company common stock issuable upon the exercise of the private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the Company’s initial public offering, in which case the 670,108 private warrants could be redeemed by the Company for $6,701. Under U.S. GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these private warrants as a warrant liability and record (a) that liability at fair value, which was determined as the same as the fair value of the warrants included in the units sold in the Company’s initial public offering, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. As the fair value of the warrants is not considered material to the historical financial statements, the historical amounts were revised in the condensed financial statements included in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 17, 2021	By:	/s/ Timothy Reeser
Timothy Reeser
Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Teresa Covington
Teresa Covington
Chief Financial Officer (Principal Financial and Accounting Officer)