Form 10-Q
period 2021-06-30
Lightning eMotors, Inc.
filed 2021-08-16
CIK 1802749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39283

Lightning eMotors, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-4605714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

815 14th Street SW

Suite A100

Loveland, Colorado 80537

(Address of Principal Executive Offices)

(800) 233-0740

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Stock, par value $0.0001 per share	ZEV	New York Stock Exchange
Redeemable Warrants, each full warrant exercisable for one share of Common stock at an exercise price of $11.50 per share	ZEV.WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of August 9, 2021, there were 73,398,486 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Lightning eMotors, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$201,890	$460
Accounts receivable, net	8,438	4,122
Inventories	9,125	5,743
Prepaid expenses and other current assets	7,159	3,999
Total current assets	226,612	14,324
Property and equipment, net	3,710	2,615
Operating lease right-of-use asset	8,999	7,881
Other assets	145	45
Total assets	$239,466	$24,865
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$3,005	$2,599
Accrued expenses and other current liabilities	4,637	2,890
Warrant liability	1,508	21,155
Current portion of long-term debt	—	7,954
Current portion of long-term debt - related party	—	6,225
Current portion of operating lease obligation	2,100	1,769
Current portion of finance lease obligation	—	54
Total current liabilities	11,250	42,646
Long-term debt, convertible note net of debt discount	64,634	—
Long-term debt, net of current portion and debt discount - related party	2,952	1,649
Operating lease obligation, net of current portion	8,441	7,265
Derivative liability	21,330	—
Earnout liability	91,337	—
Total liabilities	199,944	51,560
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit)
Preferred stock, par value $.0001, 1,000,000 shares authorized no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, par value $.0001, 250,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 73,248,111 and 32,949,507 shares issued and outstanding as of June 30, 2021 and December 31, 2020	7	3
Additional paid-in capital	193,804	54,097
Accumulated deficit	(154,289)	(80,795)
Total stockholders’ equity (deficit)	39,522	(26,695)
Total liabilities and stockholders’ equity (deficit)	$239,466	$24,865

See accompanying notes to unaudited financial statements

Lightning eMotors, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$5,923	$871	$10,514	$1,566
Cost of revenues	7,048	1,423	12,366	2,275
Gross loss	(1,125)	(552)	(1,852)	(709)
Operating expenses
Research and development	743	212	1,391	455
Selling, general and administrative	16,026	1,966	19,946	4,215
Total operating expenses	16,769	2,178	21,337	4,670
Loss from operations	(17,894)	(2,730)	(23,189)	(5,379)
Other expenses
Interest expense	3,940	46	5,551	380
Loss (gain) from change in fair value of warrant liabilities	7,596	(4)	28,135	(170)
Loss from change in fair value of derivative	4,267	—	4,267	—
Loss from change in fair value of earnout liability	12,376	—	12,376	—
Other income, net	(15)	—	(24)	(1)
Total other expenses	28,164	42	50,305	209
Net loss	$(46,058)	$(2,772)	$(73,494)	$(5,588)
Net loss per share	$(0.79)	$(0.10)	$(1.60)	$(0.20)
Weighted-average shares outstanding, basic and diluted	58,560,928	28,972,560	45,924,405	28,153,498

See accompanying notes to unaudited financial statements

Lightning eMotors, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data) (Unaudited)

	Redeemable				Additional	Stockholders’	Total
	Convertible Preferred				Paid-in	Accumulated	Stockholders’
	Stock		Common Stock		Capital	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance as of March 31, 2021	31,023,671	$50,082	5,058,949	$—	$11,339	$(108,231)	$(96,892)
Retroactive application of recapitalization	(31,023,671)	(50,082)	28,880,068	3	50,079	—	50,082
Adjusted balance beginning of period	—	—	33,939,017	3	61,418	(108,231)	(46,810)
Exercise of Common Warrants¹	—	—	69,232	—	646	—	646
Issuance of Series C redeemable convertible preferred stock upon exercise of Series C warrants¹	—	—	906,594	—	7,258	—	7,258
Business Combination and PIPE Financing	—	—	37,843,390	4	109,801	—	109,805
Warrants issued in connection the Convertible Note	—	—	—	—	14,522	—	14,522
Exercise of stock options¹	—	—	489,878	—	31	—	31
Stock—based compensation expense	—	—	—	—	128	—	128
Net loss	—	—	—	—	—	(46,058)	(46,058)
Balance as of June 30, 2021	—	$—	73,248,111	$7	$193,804	$(154,289)	$39,522

Balance as of December 31, 2020	30,120,057	$43,272	4,910,555	$—	$10,828	$(80,795)	$(69,967)
Retroactive application of recapitalization	(30,120,057)	(43,272)	28,038,952	3	43,269	—	43,272
Adjusted balance beginning of period	—	—	32,949,507	3	54,097	(80,795)	(26,695)
Exercise of Common Warrants¹	—	—	69,232	—	646	—	646
Issuance of Series C redeemable convertible preferred stock upon exercise of Series C warrants¹	—	—	1,756,525	—	14,068	—	14,068
Business Combination and PIPE Financing	—	—	37,843,390	4	109,801	—	109,805
Warrants issued in connection the Convertible Note	—	—	—	—	14,522	—	14,522
Exercise of stock options¹	—	—	629,457	—	41	—	41
Stock—based compensation expense	—	—	—	—	196	—	196
Issuance of common stock warrants	—	—	—	—	433	—	433
Net loss	—	—	—	—	—	(73,494)	(73,494)
Balance as of June 30, 2021	—	$—	73,248,111	$7	$193,804	$(154,289)	$39,522

Balance as of March 31, 2020	25,892,602	$38,207	3,254,478	$—	$5,827	$(45,958)	$(40,131)
Retroactive application of recapitalization	(25,892,602)	(38,207)	24,161,027	2	38,205	—	38,207
Adjusted balance beginning of period	—	—	27,415,505	2	44,032	(45,958)	(1,924)
Issuance in connection with the redemption of convertible debt and cash purchase of redeemable Series C convertible preferred stock¹	—	—	3,692,809	—	3,984	—	3,984
Issuance of Series C warrants beneficial conversion feature	—	—	—	—	(272)	—	(272)
Stock—based compensation expense	—	—	—	—	3	—	3
Redemption of convertible notes payable	—	—	—	—	1,844	—	1,844
Net loss	—	—	—	—	—	(2,772)	(2,772)
Balance as of June 30, 2020	—	$—	31,108,314	$2	$49,591	$(48,730)	$863

Balance as of December 31, 2019	25,757,260	$37,982	3,254,478	$—	$5,552	$(43,164)	$(37,612)
Retroactive application of recapitalization	(25,757,260)	(37,982)	24,033,725	2	37,980	—	37,982
Adjusted balance beginning of period	—	—	27,288,203	2	43,532	(43,164)	370
Adoption of ASC 842	—	—	—	—	—	22	22
Issuance of Series C redeemable convertible preferred stock	—	—	127,302	—	225	—	225
Issuance in connection with the redemption of convertible debt and cash purchase of redeemable Series C convertible preferred stock¹	—	—	3,692,809	—	3,984	—	3,984
Stock—based compensation expense	—	—	—	—	6	—	6
Redemption of convertible notes payable	—	—	—	—	1,844	—	1,844
Net loss	—	—	—	—	—	(5,588)	(5,588)
Balance as of June 30, 2020	—	$—	31,108,314	$2	$49,591	$(48,730)	$863

¹Share amounts have been retroactively restated to give effect to the recapitalization transaction

See accompanying notes to unaudited financial statements

Lightning eMotors, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share data)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(73,494)	$(5,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	350	169
Provision for doubtful accounts	142	—
Gain on disposal of fixed asset	(9)	—
Change in fair value of warrant liability	28,135	(170)
Change in fair value of earnout liability	4,267	—
Change in fair value of derivative liability	12,376	—
Stock-based compensation	196	6
Amortization of debt discount	2,522	7
Non-cash impact of operating lease right of use lease asset	1,224	541
Issuance of common stock warrants for services performed	433	—
Changes in operating assets and liabilities that (used) provided cash:
Accounts receivable	(4,458)	(306)
Inventories	(3,382)	(1,529)
Prepaid expenses and other current assets and other assets	(8,775)	680
Accounts payable	562	(299)
Accrued expenses and other current liabilities	7,134	448
Net cash used in operating activities	(32,777)	(6,041)
Cash flows from investing activities
Purchase of property and equipment	(1,445)	(1,077)
Proceeds from disposal of property and equipment	9	—
Net cash used in investing activities	(1,436)	(1,077)
Cash flows from financing activities
Proceeds from term loan and working capital facility	—	1,000
Proceeds from convertible notes payable, net of issuance costs paid	95,000	3,000
Proceeds from Business combination and PIPE Financing, net of issuance costs paid	142,796	—
Proceeds from facility borrowings	7,000	—
Repayments of facility borrowings	(11,500)	—
Proceeds as part of a redemption of convertible notes payable and Series C redeemable convertible preferred stock and warrants	—	3,000
Proceeds from the exercise of Series C redeemable convertible preferred warrants	3,100	—
Proceeds from exercise of common warrants	157	—
Proceeds from issuance of Series C convertible preferred stock	—	225
Payments on operating lease obligation	(897)	—
Payments on finance lease obligations	(54)	(19)
Proceeds from exercise of stock options	41	—
Net cash provided by financing activities	235,643	7,206
Net increase in cash	201,430	88
Cash - Beginning of year	460	1,297
Cash - End of period	$201,890	$1,385
Supplemental cash flow information - Cash paid for interest	$1,649	$187
Significant noncash transactions
Earnout liability at inception	$78,960	$—
Warrant liability at inception	1,253	—
Derivative liability at inception	17,063	—
Conversion of convertible notes for common stock	9,679	—
Conversion of warrant liabilities for common stock	37,580	—
Conversion of convertible notes payable into Series C redeemable convertible preferred stock	—	3,000

See accompanying notes to unaudited financial statements

Lightning eMotors, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

Note 1 – Description of Business and Basis of Presentation

On May 6, 2021 (the "Closing Date"), GigCapital3, Inc. ("Gig"), consummated the previously announced merger pursuant to the Business Combination Agreement, dated December 10, 2020 (the "Business Combination Agreement"), by and among Project Power Merger Sub, Inc., a wholly-owned subsidiary of Gig incorporated in the State of Delaware ("Merger Sub"), and Lightning Systems, Inc., a Delaware corporation ("Lightning Systems"). Pursuant to the terms of the Business Combination Agreement, a business combination between Gig and Lightning Systems was effected through the merger of Merger Sub with and into Lightning Systems, with Lightning Systems surviving as the surviving company and as a wholly-owned subsidiary of Gig (the "Business Combination").

On the Closing Date, and in connection with the closing of the Business Combination, Gig changed its name to Lightning eMotors, Inc. (the "Company", "Lightning", “we” or “us”). Lightning Systems was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification ("ASC") 805. This determination was primarily based on Lightning Systems stockholders prior to the Business Combination having a majority of the voting interests in the combined company, Lightning Systems operations comprising the ongoing operations of the combined company and Lightning Systems senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Lightning Systems issuing stock for the net assets of Gig, accompanied by a recapitalization. The net assets of Gig are stated at historical cost, with no goodwill or other intangible assets recorded.

While Gig was the legal acquirer in the Business Combination, Lightning Systems was deemed the accounting acquirer, the historical financial statements of Lightning Systems became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Lightning Systems prior to the Business Combination; (ii) the combined results of the Company and Lightning Systems following the closing of the Business Combination; (iii) the assets and liabilities of Lightning Systems at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share ("Common Stock") issued to Lightning Systems stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Lightning Systems redeemable convertible preferred stock and Lightning Systems common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 0.9406 shares (the “Exchange Ratio”) established in the Business Combination Agreement. Activity within the statement of stockholders' equity for the issuances and repurchases of Lightning Systems convertible redeemable preferred stock, were also retroactively converted to Lightning Systems common stock. For more details on the reverse recapitalization, see Note 3 to the Company’s notes to unaudited consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the

Company's audited financial statements as of and for the year ended December 31, 2020 included in the Prospectus which constituted a part of the Company's Registration Statement on Form S-1 (File No. 333-257237), which was declared effective by the SEC on July 6, 2021 (the "Prospectus").

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Out-of-Period Adjustments

During the three months ended June 30, 2021, the Company identified an error related to the failure to account for the modification of an operating lease for one of its facilities amended in November 2020. The modification extended the term of the lease from November 2024 to February 2027. As a result of the error Operating lease right-of-use assets, Total Assets, Lease Obligation (current and long-term), and Net loss were understated in the periods ended March 31, 2021 and December 31, 2020. The Company assessed the materiality of these errors considering the relevant quantitative and qualitative factors and concluded that the errors were not material to the consolidated financial statements taken as a whole. As such, during the three months ended June 30, 2021, the Company recorded the following out-of-period adjustment to correct the error: increased “right-of-use asset” $2,272, increased “cost of revenues” $14, increased “selling, general and administrative” expense $47, increased “current portion of operating lease obligation” $100, and increased “operating lease obligation, net of current portion” $2,233. The consolidated statements of operations for the three and six months ended June 30, 2021, the consolidated balance sheet as of June 30, 2021 and the consolidated statements of stockholders’ equity and cash flows for the three and six months ended June 30, 2021 reflect the above adjustments.

Liquidity

As of June 30, 2021, the Company had approximately $201,890 in cash and cash equivalents. For the three and six months ended June 30, 2021, the net loss of the Company was $46,058 and $73,494, respectively. Cash flow used in operating activities was $32,777 for the six months ended June 30, 2021. The Company had positive working capital of $215,362 as of June 30, 2021 primarily as a result of the Business Combination. The current and historical operating cash flows, current cash and working capital balances, and forecasted obligations of the Company were considered in connection with management’s evaluation of the Company’s ongoing liquidity. As a result of the Business Combination, the Company received net proceeds of $216,812 in cash, after paying off the outstanding working capital facilities, the secured promissory note, and unsecured facility agreements. The cash proceeds received from the transaction are expected to provide sufficient capital to fund planned operations for one year from the date of financial statements issuance.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus, known as COVID-19, a pandemic. The first Delta variant case was identified in December 2020, and the variant soon became the predominant strain of the virus and by the end of July, the Delta variant was the cause of more than 80% of new U.S. COVID-19 cases. In response, most U.S. states have implemented measures to combat the outbreak that have impacted U.S. business operations. As of the date of issuance of the financial statements, the Company’s operations have not been significantly impacted, but the Company continues to monitor the situation. No impairments were recorded as of the balance sheet date, as no triggering events or changes in circumstances had occurred as of period-end; however, due to significant uncertainty surrounding the situation, management’s judgment regarding this could change in the future. In addition, while the Company’s results of operations, cash flows, and financial condition could be impacted, the extent of the impact cannot be reasonably estimated at this time.

Note 2 – Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve deferred income taxes, allowance for doubtful accounts, warranty liability, write downs and write offs of obsolete and damaged inventory, valuation of share-based compensation, warrant liabilities, the value of the convertible note derivative liability and the value of the earnout share liability. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Segment information

Accounting Standards Codification (“ASC”) 280, Segment Reporting, defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment. The Company’s CODM is the Chief Executive Officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses Company forecasts, a financial and operations dashboard, and cash flows as the primary measures to manage the business and does not segment the business for internal reporting or decision making.

Concentrations of credit risk

As of June 30, 2021 and December 31, 2020, one and two customers, respectively, accounted for 53% and 37% of the Company’s total accounts receivable. For the three months ended June 30, 2021 and 2020 three and four customers accounted for 85% and 98%, respectively, of revenues. For the six months ended June 30, 2021 and 2020 two and one customers accounted for 71% and 47%, respectively, of revenues.

Concentrations of supplier risk

As of June 30, 2021 and December 31, 2020 one supplier, respectively, accounted for 20% and 12% of the Company’s accounts payable. For the three months ended June 30, 2021 and 2020 two and one suppliers, respectively, accounted for 37% and 39% of purchases. For the six months ended June 30, 2021 and 2020 two and one suppliers, respectively, accounted for 34% and 41% of purchases.

Cash and cash equivalents

Cash and cash equivalents include cash held in banks and in money market funds. The Company’s cash and cash equivalents are placed with high-credit-quality financial institutions and issuers, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents.

Accounts receivable

Accounts receivable are recorded at invoiced amounts, net of discounts, and allowances. The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analyses and monitors the financial condition of its customers to reduce credit risk and, under certain circumstances, requires collateral to support accounts receivable. The Company reduces the carrying value for estimated uncollectible accounts based on a variety of factors including the length of time receivables are past due, economic trends and conditions affecting the Company’s customer base, and historical collection experience. Specific provisions are recorded for individual receivables when the Company becomes aware of a customer’s inability to meet its financial obligations. The Company writes off accounts receivable when they are deemed uncollectible or, in certain jurisdictions, when legally able to do so. The allowance for doubtful accounts balances at June 30, 2021 and December 31, 2020 were $142 and zero, respectively.

Inventories

Inventories consist of raw materials, work in progress, and finished goods and are stated at the lower of cost or net realizable value, with cost determined on the average cost method, which approximates the first-in, first-out (FIFO) method.

The Company records a provision to write-down obsolete inventories equal to the difference between the costs of inventories on hand and the net realizable value based upon assumptions about future sales trends, market and economic conditions, and customer demand. If the estimated inventory net realizable value is less than the net carrying value, the net carrying value is adjusted to net realizable value and the resulting charge is recorded in “cost of revenues.”

Property and equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful asset lives. Leasehold improvements are stated at cost and amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred. Depreciation is included in our consolidated statements of operations in “cost of revenues” and “selling, general and administrative” expenses. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets and the resulting gain or loss, if any, is reflected in “other income, net.”

Impairment of long-lived assets

Long-lived assets to be held and used in the Company’s operations are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from its use and eventual disposition over its remaining economic life. The Company assesses recoverability by comparing the sum of projected undiscounted cash flows from the use and eventual disposition over the remaining economic life of a long-lived asset or asset group to its carrying value, and records a loss from impairment if the carrying value is more than its undiscounted cash flows. Assets or asset groups to be abandoned or from which no future benefit is expected are written down to zero in the period it is determined they will no longer be used and are removed entirely from service. There were no impairments of long-lived assets recognized during the six months ended June 30, 2021 and 2020.

Redeemable convertible preferred stock

Prior to the Business Combination, the Company had redeemable preferred stock outstanding that was classified as temporary equity in the mezzanine section of the balance sheet due to the contingently redeemable nature of the preferred stock. As described in Note 1, the equity structure has been restated in all comparative periods prior to the Closing Date. For the periods in which the redeemable convertible preferred stock was outstanding, the Company did not believe that the related contingent events and the redemption of the preferred stock was probable to occur and did not accrete the preferred stock to redemption value.

Revenue recognition

The Company develops and produces powertrain systems for urban medium and heavy-duty vehicles, such as delivery trucks and buses. Powertrain systems can either be sold direct to customers or installed and integrated into a vehicle by the Company. The Company transfers control and recognizes revenue for powertrain systems sold direct to customers when the product is shipped “FOB Shipping Point.” When the Company is responsible for vehicle conversions, revenue is recognized upon completion of the conversion and the vehicle is made available to the customer. For vehicle conversions, the components are highly interdependent and interrelated, and conversion requires both the components and their installation and integration, which collectively represent the combined output to the customer. The Company also provides chargers as an ancillary supporting product to customers. Revenue for chargers is recognized when the product is drop shipped directly to the customer from the manufacturer. The Company, who controls the customer relationship and product pricing for chargers, is the principal in such transactions and revenue is recognized on a gross basis. From time to time the Company may also sell services associated with the powertrain systems, revenue from which is recognized as the service is transferred to the customer. Service revenue for the three months ended June 30, 2021 and 2020 represented less than 7.4% and 0.3% of total revenue, respectively. Service revenue for the six months ended June 30, 2021 and 2020 represented less than 7.6% and 1.7% of total revenue, respectively.

The Company accounts for shipping and handling costs arranged on behalf of customers as fulfillment costs and records these costs within “cost of revenues” in the accompanying statements of operations. Shipping and handling billed to customers is included in revenues and is not significant.

The following economic factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows as indicated:

Type of customer: The majority of the Company’s sales are directly to fleet customers and fleet service providers. The Company has also sold to certified installers or dealers who install the powertrain components in the vehicles.

Type of contract: Sales contracts are for goods or services. The majority of contracts are short term (i.e., less than or equal to one year in duration).

Significant Payment Terms

None of the Company’s contracts have a significant financing component. Any cash that is received prior to revenue recognition is deferred as deferred revenue (a contract liability) until the good is delivered or service is rendered.

Returns and Refunds

Consideration paid for goods and/or services that customers purchase from the Company are nonrefundable. Therefore, at the time revenue is recognized, the Company does not estimate expected refunds for goods or services, nor does the Company exclude any such amounts from revenue.

Allocating the Transaction Price

The transaction price of a contract is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. Transaction prices do not include amounts collected on behalf of third parties (e.g., sales taxes). Sales taxes collected on sales are recorded as a sales tax liability and are included in “accrued expenses and other current liabilities.” To determine the transaction price of a contract, the Company considers its customary business practices and the terms of the contract. For the purpose of determining transaction prices, the Company assumes that the goods and/or services will be transferred to the customer as promised in accordance with existing contracts and that the contracts will not be canceled, renewed, or modified. The Company’s revenue terms do not include retrospective or prospective volume discounts, rights of return, rebates, performance bonuses or other forms of variable consideration.

The Company’s contracts with customers have fixed transaction prices that are denominated in U.S. dollars and payable in cash.

Costs to Obtain or Fulfill a Contract with a Customer

The Company has elected the practical expedient to expense contract acquisition costs, which consist of sales commissions, which are reported within “selling, general and administrative” expenses.

Revenue Summary

The following table disaggregates revenue by major source

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
ZEVs converted
Manufacturing conversions - direct to customer	$5,350	$132	$9,496	$264
Powertrain systems - direct to customer	130	—	218	—
Powertrain systems - certified installer or dealers	—	780	—	1,320
Charging systems	—	—	2	—
Other	443	(41)	798	(18)
	$5,923	$871	$10,514	$1,566

Warranties

In most cases, goods that customers purchase from the Company are covered by five-year and 60-thousand-mile limited product warranty.

At the time revenue is recognized, the Company estimates the cost of expected future warranty claims and accrues estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty liability for actual historical experience. The warranty liability is included in “accrued expenses and other current liabilities” and the cost of warranties is included in the “cost of revenues.”

Fair value, measurements, and financial instruments

GAAP for fair value establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels of the hierarchy and the related inputs are as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company can access at the measurement date.

Level 2: Significant other observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

We categorize fair value measurements within the fair value hierarchy based upon the lowest level of the most significant inputs used to determine fair value.

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC 820:

Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost)

Income approach: Techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option pricing and excess earnings models)

The Company believes its valuation methods are appropriate and consistent with other market participants, however, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and convertible notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of those instruments. The Company estimates that the current value of the notes approximates fair value based on prevailing market rates.

As of June 30, 2021, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a level 1 input.

During 2021 and as a result of the Business Combination, the Company estimated the fair value of its earnout share arrangement. The earnout shares with performance conditions were valued using the Company’s stock price as of the valuation date. The valuation methodology employed was a Monte Carlo Simulation model (“MCS”) utilizing a Geometric Brownian motion process to capture meeting the various performance conditions. MCS is a technique that uses a stochastic process to create a range of potential future outcomes given a variety of inputs. Stochastic processes involve the use of both predictive assumptions (e.g., volatility, risk-free rate) and random numbers to create outcomes. MCS assumes that stock prices take a random walk and cannot be predicted; therefore, random number generators are used to create random outcomes for stock prices. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

During 2021 and as a result of the Business Combination, the Company estimated the fair value of private placement Gig warrants. The fair value of the Gig Warrants were determined using the Black-Scholes-Merton option-pricing model (“BSM”) where the share price input represents the Company’s stock price as of the Valuation Date. The BSM is a mathematical model for pricing an option or warrant. In particular, the model estimates the variation over time of financial instruments. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

During 2021, the Company, estimated the fair value of its derivative associated with the 7.5% $100,000 convertible senior note (the “Convertible Note”). The Convertible Note and embedded conversion option were valued using a Binomial Lattice Model designed to capture incremental value attributed to the conversion options in addition to the value of the Convertible Note. The value of the Convertible Note feature without the conversion feature was valued utilizing the income approach, specifically, the discounted cash flow method. Cash flows were discounted utilizing the U.S. Treasury rate and the credit spread to estimate the appropriate risk adjusted rate. The conversion feature utilizes the Company’s stock price as of the valuation date as the starting point of the valuation. A Binomial Lattice Model was used to estimate our credit spread by solving for a premium to the U.S. Treasury rate that produces a value of the Convertible Note. As of issuance, the value of the Convertible Note and warrants related to the Convertible Note were set to equal $100,000 to solve for the credit spread which is then updated quarterly. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

Prior to the Business Combination, the Company had common and preferred stock warrants issued in connection with the issuance of debt, the conversion of debt to preferred stock, and the issuance of redeemable convertible preferred stock that were measured and recorded at fair market value as of the date of each transaction. These common and preferred stock warrants were classified in warrant liabilities and were measured and adjusted to their fair market value as of each reporting period as described in the paragraphs below.

The Company estimated the fair value of its common stock, Series C preferred stock, and Series C preferred warrants, which value was used in the determination of the value of warrants issued in connection with certain debt and preferred stock transactions and when measuring at the end of the reporting period. The Company considered the measurement of such liability-classified warrants in Level 3 due to significant unobservable inputs in this valuation.

The valuations were based on a combination of the income and market approach allocated to stockholders using an Option Pricing Model and applying a Discount for Lack of Marketability judgement based on the Finnerty put-option model. The key inputs to the valuation models that were utilized to estimate the fair value of the warrant liabilities included volatility, risk free rate, probability of subsequent funding, and discounts for lack of marketability.

These valuations were determined using a Probability Weighted Expected Return Method (PWERM) and a combination of several income and market approaches to determine the enterprise value of the Company. The enterprise value was adjusted for the probabilities of various scenarios/liquidity events that could have occurred and would have to create an overall weighted value of common stock as of each valuation date. Each liquidity scenario had unique probabilities based on the Company’s opinion, which was based on various discussions with potential investors, advisors, and market participants, which included unique facts and circumstances as of the valuation dates. The scenarios included early liquidation, a private merger and acquisition (“M&A”) transaction, staying a privately held company, and a special purpose acquisition company (“SPAC”) transaction/merger.

Each scenario was based on a different valuation methodology based on the unique risks, opportunities and a likely investor’s or market participant’s perspective. These included (a) Early liquidation: based on an Asset Approach using the existing equity value as of the valuation date; (b) Private M&A: based on a guideline transaction (market) approach using an assembled group of comparable transactions and trailing revenue metric/multiples; (c) Stay private: based on a discounted cash flow (income) approach using the Company’s non-SPAC forecast and a market-based discount rate; and (d) SPAC transaction: based on a guideline public company (market) approach using an assembled peer group of comparable companies and forward revenue metrics/multiples. Value was allocated to all outstanding securities through the PWERM using capitalization tables unique to each liquidity scenario.

The preliminary valuation was then discounted by applying a Discount for Lack of Marketability (“DOLM”) based on a Finnerty put-option model to determine a non-marketable, minority value of one share of common stock and one Series C preferred share.

The Company’s non-financial assets, which primarily consist of property and equipment, are not required to be carried at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable, these along with other non-financial instruments are assessed for impairment and, if applicable, written down to and recorded at fair value.

Beneficial conversion features

The Company followed the beneficial conversion feature guidance in ASC 470-20, which applies to redeemable convertible preferred stock and convertible debt. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date.

The beneficial conversion feature guidance requires recognition of the conversion option’s in-the-money portion, the intrinsic value of the option, in equity, with an offsetting reduction to the carrying amount of the instrument. The resulting discount is amortized as interest over the life of the instrument. When there is a subsequent change to the conversion ratio based on a future occurrence, the new conversion price may trigger the recognition of an additional beneficial conversion feature on occurrence.

As a result of the Business Combination, the unamortized portion of the beneficial conversion feature was recorded to additional paid-in capital.

Stock-based compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation, under which share based payments that involve the issuance of common stock to employees and nonemployees and meet the criteria for equity-classified awards are recognized in the financial statements as share-based compensation expense based on the fair value on the date of grant. The Company issues stock option awards and restricted stock awards to employees and nonemployees.

The Company utilizes the Black-Scholes model to determine the fair value of the stock option awards, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time grantees will retain their vested stock options before exercising them for employees and the contractual term of the option for nonemployees (“expected term”), (b) the volatility of the Company’s common stock price over the expected term, (c) expected dividends, and (d) the fair value of a share of common stock prior to the Business Combination. After the closing of the Business Combination, the Company’s board of directors determined the fair value of each share of common stock underlying stock-based awards based on the closing price of the Company’s common stock as reported by the NYSE on the date of grant. The Company has elected to recognize the adjustment to share-based compensation expense in the period in which forfeitures occur.

The assumptions used in the Black-Scholes model are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment (see Note 11). As a result, if other assumptions had been used, the recorded share-based compensation expense could have been materially different from that recorded in the financial statements.

Warrants and Warrant liabilities

As a result of the Business Combination, the Company assumed the liability associated with the Gig warrants. The Company accounts for the warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a “loss (gain) from change in fair value of warrant liabilities” in the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to “additional paid-in capital”.

The Lightning Systems common and preferred warrants, prior to the Business Combination, were accounted for in accordance with the authoritative guidance which requires that free-standing financial instruments with certain cash settlement features and/or associated with redeemable convertible preferred stock, which is classified as temporary equity, to be recorded at the fair value of the warrants. All outstanding common (with the exception of certain warrants that were issued to vendors discussed below) and all preferred warrants are recorded as “warrant liabilities” based on their fair value on the date of the transaction. See the “Fair value” significant accounting policy for a description of the determination of fair value. Any changes in the fair value of these instruments are reported as “loss (gain) from change in fair value of warrant liabilities.”

Warrants are separated from the host contract and reported at fair value when the warrant is a freestanding financial instrument that may ultimately require the issuer to settle the obligation by transferring assets. Under certain circumstances, most notably in the case of a deemed liquidation, the warrants issued in conjunction with Lightning Systems’ debt and preferred stock transactions may have been ultimately required to be settled by a transfer of assets, and as a result the warrants were reported as liabilities at fair value each reporting period.

Based on the terms of the common and preferred warrant agreements, Lightning Systems determined that all warrants (with the exception of certain warrants issued to vendors) issued are liabilities, and as such, were included in “warrant liability” on the balance sheets and recorded at fair value each reporting period.

In February 2021 the Company granted common warrants to certain vendors for services provided prior to March 31, 2021. Refer to Note 10 – Capital Structure.

As a result of the Business Combination, the remaining outstanding Lightning Systems warrants were converted to the Company’s common stock based on the Exchange Ratio.

Research and development

Research and development costs are expensed when incurred and consist of engineering personnel and materials.

Advertising

Advertising costs are expensed when incurred and are included in “selling, general and administrative” expenses and total $22 and $51 for the three and six months ended June 30, 2021, respectively, and $22 for the three and six months ended June 30, 2020.

Derivative Liability

The Company accounts for the embedded conversion feature of the Convertible Note as a derivative liability. Pursuant to ASC 815-15-25-1, the embedded conversion feature meets all three criteria to be bifurcated and accounted for separately from the host instrument, i.e., the Convertible Notes. Because this feature meets all criteria of a derivative instrument, it should be accounted for and recorded as a derivative liability at fair value on the Company’s balance sheet with subsequent changes in fair value recorded in the statement of operations each reporting period.

Earnout Liability

As a result of the Business Combination, the Company recognized additional earnout shares as a liability. Pursuant to ASC 805-30-35-1, the Company determined that the initial fair value of the earnout shares should be recorded as a liability with the offset going to additional paid-in capital and with subsequent changes in fair value recorded in the statement of operations for each reporting period.

Income taxes

Income taxes are accounted for using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. The Company provides for income taxes at the current and future enacted tax rates and laws applicable in each taxing jurisdiction. The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company recognizes interest and penalties related to income tax matters in income tax expense in the consolidated statement of operations.

Net loss per share

Basic earnings (loss) per share (“EPS”) are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS attributable to common shareholders is computed by adjusting net loss by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include shares issuable upon exercise of stock options and vesting of restricted stock awards. Anti-dilutive securities are excluded from diluted EPS.

Recent accounting pronouncements issued and adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which supersedes the current lease requirements in ASC 840. The ASU requires lessees to recognize a right-to-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet.

The Company adopted ASC 842 on January 1, 2020 using the modified retrospective transition method. In connection with the adoption, the Company recognized right-of-use lease assets of $3,683, net of “other long-term liabilities” of $328, lease liabilities of $4,011, and a transition adjustment that increased the Company’s “accumulated deficit” by $22.

In December 2019, the FASB issued ASU2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods therein, with early adoption permitted. The adoption method is dependent on the specific amendment included in this update as certain amendments require retrospective adoption, modified retrospective adoption, an option of retrospective or modified retrospective, and prospective adoption. The Company adopted this standard effective January 1, 2021, utilizing the prospective method which did not have a material impact on its financial statements

Recent accounting pronouncements issued not yet adopted

In June 2016, the FASB issued ASU 2016-13 related to the measurement of credit losses on financial instruments and has since modified the standard with several ASUs (collectively, the “credit loss standard”). The credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The credit loss standard took effect for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As amended in ASU 2019-10, for companies that file under private company guidelines, the credit loss standard will take effect for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018. The adoption of this ASU will require a cumulative-effect adjustment to Accumulated deficit as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company expects to adopt this standard on January 1, 2023 and is currently evaluating the impact this ASU will have on its financial statements

In August 2020, the FASB issued ASU No.2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, the ASU requires entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company expects to adopt this standard on January 1, 2022 and has not yet completed its assessment of the impact of the new standard on the Company’s financial statements.

Note 3 – Reverse Recapitalization

On May 6, 2021, Gig consummated the Business Combination with Lightning Systems, with Lightning Systems surviving the merger as a wholly-owned subsidiary of Gig.

In connection with the Business Combination, certain Gig shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 5,816,664 shares of Gig common stock for gross redemption payments of $58,759. In addition, an investor purchased from the Company 2,500,000 shares of common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $25,000 pursuant to a separate subscription agreement dated as of December 10, 2020 (the “PIPE Financing”). The PIPE Financing investment closed simultaneously with the consummation of the Business Combination.

Upon the closing of the Business Combination, Gig’s certificate of incorporation was amended and restated to, among other things change the name of the corporation to Lightning eMotors, Inc. and to increase the total number of authorized shares of capital stock to 251,000,000, consisting of (a) 250,000,000 of common stock, par value $0.0001 per share and (b) 1,000,000 shares of preferred stock, par value $0.0001 per share.

Immediately prior to the closing of the Business Combination, each issued and outstanding share of Lightning Systems redeemable, convertible preferred stock, was converted into shares of Lightning Systems common stock. This resulted in a conversion of 38,007,793 shares of Lightning Systems redeemable, convertible preferred stock into Lightning Systems common stock. Outstanding Lightning Systems short-term convertible notes were converted into an aggregate of

5,830,723 shares of Lightning Systems common stock. In addition, Lightning Systems had outstanding warrants that converted into 4,379,795 shares of Lightning Systems common stock.

Upon the closing of the Business Combination, Lightning Systems common stock issued and outstanding was canceled and converted into the right to receive Company common stock (the “Per Share Merger Consideration”) based on the Exchange Ratio. In addition, after closing and subject to the terms and conditions defined below, stockholders of the Company who have received, or are entitled to receive, any per share merger consideration (“Stockholder Earnout Group”) have the contingent right to receive additional 16,463,096 shares of the Company’s common stock to be allocated on a pro rata basis amount the member of the Stockholder Earnout Group. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis if on or prior to the fifth anniversary of the closing date the volume weighted average price (“VWAP”) of the Company’s common stock equals or exceed $12.00 per share of twenty of any thirty consecutive trading days. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis if on or prior to the fifth anniversary of the closing date the VWAP of the Company’s common stock equals or exceed $14.00 per share of twenty of any thirty consecutive trading days. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis if on or prior to the fifth anniversary of the closing date the VWAP of the Company’s common stock equals or exceed $16.00 per share of twenty of any thirty consecutive trading days. If these conditions have not been satisfied following the fifth anniversary of the closing date, any stockholder earnout shares remaining will be canceled. As of June 30, 2021, none of the contingencies under this agreement have been met and, accordingly, no common stock shares have been issued.

Outstanding stock options, whether vested or unvested, to purchase shares of Lightning Systems common stock under the 2019 plan (see Note 11) converted into stock options for shares of the Company’s common stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Business Combination, after giving effect to the Exchange Ratio.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method, Gig was treated as the ‘acquired” company for financial reporting purposes. See Note 2 for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Lightning Systems issuing stock for the net assets of Gig, accompanied by a recapitalization. The net assets of Gig are stated at historical cost, with no goodwill or intangible assets recorded.

Prior to the Business Combination, Lightning Systems and Gig filed separate standalone federal, state and local income tax returns. As a result of the Business Combination, structured as a reverse acquisition for tax purposes, Lightning Systems became the parent of the consolidated filing group with Gig as a subsidiary.

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the six months ended June 30, 2021:

Recapitalization
Cash - Gig's trust and cash (net of redemptions and transaction costs)	$117,796
Cash - PIPE Financing	25,000
Net Cash provided by Business Combination and PIPE Financing	142,796
Less: non-cash items charged against additional paid-in capital	(32,995)
Net contributions from Business Combination and PIPE Financing	$109,801

The number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	25,893,479
Less: redemption of Gig shares	(5,816,664)
Common stock Gig	20,076,815
Shares issued in PIPE Financing	2,500,000
Business Combination and PIPE Financing shares	22,576,815
Lightning Systems shares¹	50,652,890
Total shares of common stock outstanding immediately after Business Combination	73,229,705

¹The number of Lightning Systems shares were calculated using the Exchange Ratio contemplated in the Business Combination of approximately 0.9406.

Note 4 – Inventories

At June 30, 2021 and December 31, 2020, inventories consist of the following:

	June 30, 2021	December 31, 2020
Raw materials	$6,256	$4,456
Work in progress	2,236	1,143
Finished goods	633	144
Total inventories	$9,125	$5,743

During the three and six months ended June 30, 2021, the Company reduced the cost of certain inventory to net realizable value and recorded a $98 cost reduction, which is included in “cost of revenues.”

Note 5 – Prepaid and Other Current Assets

At June 30, 2021 and December 31, 2020, prepaid and other assets consist of the following:

	June 30, 2021	December 31, 2020
Prepaid insurance	$3,097	$47
Vendor deposits	3,153	1,794
Prepaid SPAC transaction costs	—	1,913
Software subscriptions	258	—
Other current assets	651	245
Total prepaid expenses and other current assets	$7,159	$3,999

Note 6 - Property and Equipment

Cost, accumulated depreciation, and the related estimated useful lives of property and equipment as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020	Useful Lives
Machinery and equipment	$1,336	$939	7 years
Vehicles	1,466	825	5 years
Leasehold improvements	899	650	5 years
Computer equipment	169	167	3 years
Software	798	116	3 years
Furniture and fixtures	141	126	7 years
Capital projects in progress	429	1,081
Total cost	5,238	3,904
Accumulated depreciation and amortization	(1,528)	(1,289)
Total property and equipment	$3,710	$2,615

Depreciation and amortization expense for the six months ended June 30, 2021 and 2020 totaled $350 and $169, respectively, of which $87 and $50, respectively are included in “cost of revenues” and $263 and $119, respectively are included in “selling, general and administrative” expenses. Depreciation and amortization expense for the three months ended June 30, 2021 and 2020 totaled $223 and $92, respectively, of which $49 and $27, respectively are included in “cost of revenues” and $174 and $65, respectively are included in “selling, general and administrative” expenses.

Note 7 - Accrued Expenses and Other Current Liabilities

At June 30, 2021 and December 31, 2020, accrued expenses and other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
Accrued SPAC transaction costs	$—	$1,521
Other accrued expense	233	194
Accrued professional services	759	—
Accrued interest	1,089	246
Accrued payroll and benefits	1,068	207
Warranty liability	728	455
Customer deposits	760	267
Total accrued expenses and other current liabilities	$4,637	$2,890

Note 8 – Notes Payable

Notes payable as of June 30, 2021 and December 31, 2020 consist of the following:

	June 30, 2021	December 31, 2020
Convertible Note	$100,000	$—
Related party notes
Term note and revolving working capital facility	3,000	6,000
2020 short-term convertible notes payable	—	3,225
Third party notes
2020 short-term convertible notes payable	—	6,454
Unsecured facility agreement	—	1,500
	103,000	17,179
Unamortized debt discount	(35,414)	(1,351)
Total debt less unamortized debt discount	67,586	15,828
Less current portion - related party	—	6,225
Less current portion - third party	—	7,954
Long-term portion	$67,586	$1,649
Long-term portion - related party	$2,952	$1,649
Long-term portion - convertible note	$64,634	$—
Long-term portion - related party	$67,586	$1,649

Convertible Note

In conjunction with the Business Combination, the Company entered into the Convertible Note. The Convertible Note has a maturity date of May 15, 2024 and has semi-annual interest payments due May 15 and November 15 of each year starting on November 15, 2021. The Convertible Note has a conversion feature at a conversion price of $11.50 and warrants to purchase up to 8,695,652 shares of common stock for a per share price of $11.50. The Convertible Note has a mandatory conversion option that: a) is exercisable at the option of the Company on or after May 15, 2022; b) occurs when the Company’s stock price (1) is greater than 120% of the conversion price of $11.50, or $13.80 for 20 trading days in a period of 30 consecutive trading days and (2) the 30-day average daily trading volume during the applicable exercise period, i.e., consecutive 30 trading day period, is greater than or equal to $3,000; and c) the Company will make payments in accordance with the interest make-whole (defined below) amount in cash or issuance of additional share of the Company’s common stock.

The interest make-whole amount means, with respect to the conversion of the Convertible Note, in an amount denominated in U.S. dollars, the sum of all regularly scheduled interest payments, if any, due on such Convertible Note on each interest payment date occurring after the conversion date for such conversion and on or before the maturity date; provided, however, that (A) for these purposes, the amount of interest due on the interest payment date immediately after such conversion date will be deemed to be the following amount: (x) if such conversion date is prior to January 15, 2023, an amount equal to twelve months of interest and (y) if such conversion date is on or after January 15, 2023, any accrued and unpaid interest, if any, at such conversion date, plus any remaining amounts that would be owed to, but excluding, the maturity date in respect of such Convertible Note, including all regularly scheduled interest payments; and (B) if such conversion date occurs after the Company has sent a mandatory conversion notice, then the interest make-whole Amount for such conversion shall be the sum of all regularly scheduled interest payments, if any, due on such Convertible Note on each interest payment date occurring after the conversion date for such conversion to, but excluding, the maturity date.

The fair value of the convertible feature related to the Convertible Note on May 6, 2021 in the amount of $17,063 was recorded as a debt discount and an addition to “additional paid-in capital” on the consolidated balance sheets. The change in fair value for the three and six months ended June 30, 2021 in the amount of $4,267 was recorded as a liability on the consolidated balance sheets and a “loss from change in fair value of derivative” on the consolidated statements of operations. The fair value of the Convertible Note warrants on May 6, 2021 in the amount of $14,522 was recorded as a debt discount and an addition to “additional paid-in capital” on the consolidated balance sheets. In addition, there was $5,000 of additional cash debt discount.

Related party term note and working capital facility

In October 2019, the Company entered into a term note and working capital facility (the “Facility”), with a company represented on the board. Under the Facility, the Company may borrow up to $24,000. Borrowings under the Facility, which were $3,000 as of June 30, 2021, are secured by substantially all the Company’s assets, are subject to borrowing base limitations, and require the Company to meet certain covenants. Interest is payable quarterly on borrowings at a fixed annual rate of 15%.

In connection with entering into this Facility, the Company issued warrants in 2020 and 2019, exercisable into 60,241 and 301,205, respectively, shares of Series C preferred stock at the conversion price of $1.66 per share. At the time of issuance, the Company estimated the fair value of the warrants at $6 and $66, respectively, and has recorded a debt discount, which was being recognized over the life of the Facility borrowings, and a warrant liability, which is adjusted to fair value each reporting period, with the changes in fair value reported as a component of “other income, net.”

During the six months ended June 30, 2021, the Company borrowed an additional $4,000 for a total borrowings of $10,000. As a result of the Business Combination, the Facility was paid down to $3,000 as of June 30, 2021 and the warrants were converted to common stock based on the Exchange Ratio.

Third-party secured promissory note

In February 2021 the Company borrowed $3,000 by entering into a promissory note with a third-party lender. The note was secured by substantially all the Company’s assets and bore an annual interest rate of 20%, of which 10% was to be paid in cash and 10% was to be paid-in-kind by adding such interest to the principal balance. Interest which was to be paid quarterly beginning on April 30, 2021 until the earliest of the following events to occur: the maturity date of February 19, 2022; or 14 days after the closing of the Business Combination as described in Note 1, at which time all outstanding principal and interest was due.

As a result of the Business Combination, the Facility was paid down from $3,000 as of March 31, 2021 to zero as of June 30, 2021.

Related party 2020 convertible notes payable

In February 2020, the Company borrowed $3,000 in the aggregate under two convertible note payable agreements from companies represented on the board. Theses convertible notes bore interest at 8% and were subject to certain covenants. In May 2020, these notes were subject to a mandatory redemption in connection with a qualified equity offering of $3,000, resulting in a conversion into 2,118,819 Series C preferred shares at a weighted average conversion price of $1.42 per share. The mandatory redemption was treated as a debt extinguishment for accounting purposes. To record the extinguishment, the fair value of consideration received and debt relieved was compared to the fair value of consideration paid and equity instruments issued. The fair value of consideration received was greater than the consideration paid. The excess fair value of $1,844 was recorded as a contribution to “additional paid-in capital”.

In connection with the redemption, the Company issued short and long-term warrants, exercisable into 3,614,457 and 831,326, respectively, shares of Series C preferred shares at the conversion price of $1.66 per share. The Company estimated the fair value of the warrants at $336. The change in fair value is reported within “loss (gain) from change in fair value of warrant liabilities.” As a result of the Business Combination, the warrants were converted to common stock based on the Exchange Ratio.

Related and Third-party 2020 short-term convertible notes payable

In August and September 2020, the Company borrowed $9,679 in the aggregate under convertible note purchase agreements from third parties ($6,454) and related parties ($3,225). The related parties include officers, a director, and individuals whose companies are represented on the board. These convertible notes bore interest at 8%. Interest is payable monthly, with principal and unpaid interest due June 30, 2021. The notes are convertible into 5,830,723 Series C redeemable convertible preferred shares at the conversion price of $1.66 per share. These notes are subordinate to the related party term note and working capital facility and third-party unsecured facility agreement.

The 2020 short-term notes are convertible into shares of Series C redeemable convertible stock upon the 1) a change in control (“CIC”) having a value in excess of $200,000; 2) a debt or equity financing with aggregated gross proceeds in excess of $10,000; or 3) at maturity. Should the notes be converted at maturity, the debt holders will receive a beneficial conversion feature allowing the conversion at 75% of the lowest issue price. The Company recorded the beneficial conversion feature at its intrinsic value of $3,071 million. This was recorded as a debt discount and an addition to “additional paid-in capital”. During the three and six month ended June 30, 2021, amortization of the debt discount in the amount of $315 and $1,351, respectively, was recorded to “interest expense”, including the remaining discount balance on the date of the Business Combination.

As a result of the Business Combination, these convertible notes were converted to Series C redeemable convertible stock which converted into common stock based on the Exchange Ratio with the balance of $9,679 recorded to “additional paid-in capital”. In addition, the accrued interest through the date of the Business Combination close was forgiven.

Third party unsecured facility agreement

In March 2015, the Company borrowed $1,500 under an unsecured facility agreement. As a result of the Business Combination, the amount outstanding was paid in full.

Debt maturities

The total balance of all debt matures as follows:

Period ending December 31,	Amount
2021 (remainder of the year)	$—
2022	—
2023	—
2024	103,000
2025	—
$103,000

Note 9 – Leases

Operating lease

The Company adopted authoritative guidance related to leases effective January 1, 2020 using the modified retrospective method. The comparative information presented in the financial statements was not restated and is reported under the accounting standards in effect for the six months presented.

The Company leases its manufacturing center, distribution center, and office space (collectively “Operating Facility”) under noncancelable operating leases that expire in February 2027 and contain provisions for future rent increases. The leases related to the Operating Facility require the Company to pay taxes, insurance, utilities, and maintenance costs.

Finance leases

The Company has leased vehicles under finance leases that expire at various dates, with the longest lease ending in the quarter ended June 30, 2021. None of the Company’s leases include a renewal option. The Company’s finance leases do not include variable payments and as a result the Company does not have variable lease payments.

For financial reporting purposes, minimum lease payments related to the assets have been recorded as inventory raw materials, principally electric battery systems, and have been expensed through “cost of revenues sold” and, as a result, have included the purchase option payments due at the end of the lease terms in the finance lease obligation.

The Company utilized a portfolio approach to discount its lease obligations. The Company assesses the expected lease term at lease inception and discounts the lease using a fully secured annual incremental borrowing rate of 12%, adjusted for time value corresponding with the expected lease term. During the six months ended June 30, 2021, the Company paid off the remainder of the liability related to the vehicle finance leases.

Leases with an original term of twelve months or less are not reported in the consolidated balance sheet with the expense for these short-term leases recognized on a straight-line basis over the lease term.

Right-of-use assets and lease liabilities as of June 30, 2021 consist of the following:

	June 30, 2021
	Operating	Finance
Assets:
Right-of-use assets	$8,999	$—
Liabilities
Operating lease obligation - current portion	$2,100	$—
Operating lease obligation - long-term portion	8,441	—
Finance lease obligation - current portion	—	—
Total operating and finance lease obligations	$10,541	$—

Operating Facility expense for the three and six months ended June 30, 2021 totaled $696 and $1,285, respectively, of which $156 and $289 are included in “cost of revenues”, respectively, $505 and $926 are included in “selling, general and administrative”, and $35 and $70 are included in “research and development” respectively. Facility operating lease expense for the three and six months ended June 30, 2020 totaled $271 and $542, respectively, of which $43 and $87 are included in “cost of revenues”, respectively, $217 and $433 included in “selling, general and administrative”, respectively, and $11 and $22 are included in “research and development”, respectively.

The maturities of the Company’s lease liabilities are as follows:

	June 30, 2021
	Operating	Finance
2021 (remainder of year)	$1,133	$—
2022	2,588	—
2023	2,802	—
2024	2,887	—
2025	2,973	—
2026 and thereafter	3,564	—
Total future minimum lease payments	15,947	—
Less: imputed interest	(5,406)	—
Total maturities	$10,541	$—

Note 10 – Capital Structure

For the purpose of this Note 10, the “Shares Authorized” and “Warrants” relate to the capital structure of the Company as a result of the Business Combination while the “Redeemable Convertible Preferred Stock – Lightning Systems”, “Warrant Liabilities – Lightning Systems” and “Warrants issued to vendors” relate to the redeemable convertible preferred stock and warrants issued by Lightning Systems that were converted to common stock of the Company as of the date of the Business Combination.

Warrants

As of June 30, 2021, there are 24,365,730 warrants outstanding, of which 14,999,970 are public warrants, 8,695,652 are Convertible Note warrants and 670,108 are private placement Warrants. Each whole warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment as discussed below. Only whole warrants are exercisable. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of the Company’s Business Combination, or earlier upon redemption or liquidation.

No public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Common Stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the shares of Common Stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The Company filed a Registration Statement on Form S-1 (File No. 333-257237) with the SEC on June 21, 2021, which was declared effective by the SEC on July 6, 2021.

The private placement warrants are identical to the public warrants except that such private placement warrants will be exercisable for cash (even if a registration statement covering the issuance of the warrant shares issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by the Company, in each case so long as they are still held by the sponsor or its affiliates.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (excluding the private placement warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the 30-day redemption period; and
●	if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The fair value of the private placement warrants on May 6, 2021 in the amount of $1,253 was recorded as a “warrant liability” and an addition to “additional paid-in capital” on the consolidated balance sheets. The change in fair value for the three and six months ended 2021 in the amount of $255 was recorded as additional “warrant liability” on the consolidated balance sheets and a “loss from change in fair value of warrant liabilities” on the consolidated statements of operations. The fair value of the Convertible Note warrants on May 6, 2021 in the amount of $14,522 was recorded as a debt discount and an addition to “additional paid-in capital” on the consolidated balance sheets.

Redeemable Convertible Preferred Stock – Lightning Systems

Series A, B and C redeemable convertible preferred shares were eligible for a cumulative annual simple return of 8% (the “preferred return”) on amounts paid to purchase their preferred shares upon a liquidation, winding up or dissolution of Lightning Systems, or if declared by the Board of Directors. No preferred dividends had been declared.

Lightning Systems’s preferred shares were not redeemable at the option of the holders. However, the holders of preferred shares could request that Lightning Systems redeem all outstanding preferred shares in accordance with their liquidation preferences in the event of a deemed liquidation event in which Lightning Systems did not effect a dissolution of Lightning Systems under Delaware General Corporation Law within 90 days after such deemed liquidation event. Deemed liquidation events are defined to include (i) a merger or consolidation in which Lightning Systems is a constituent party, (ii) sale, lease, exclusive license or other disposition or the sale or disposition of substantially all of Lightning Systems’s assets, or (iii) a “change in control” transaction in which then-current stockholders’ controlled less than 50% of the voting power of the entity resulting from the transaction. Accordingly, these shares were considered contingently redeemable and were classified as temporary equity.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of Lightning Systems, any remaining assets of Lightning Systems were to be distributed as follows: (i) first, to holders of Series C preferred shares, an amount equivalent to 1.25 times the original purchase price per share plus the accrued but unpaid preferred return per share; (ii) second, to holders of Series B preferred shares, an amount equivalent to 1.25 times the original purchase price per share plus the preferred accrued but unpaid return per share; (iii) third, to holders of Series A preferred shares, an amount equivalent to 1.00 times the original purchase price per share plus the accrued but unpaid preferred return per share; and (iv) any remaining assets after satisfying the required distributions to preferred stockholders are distributed pro rata among preferred and common stockholders on an if-converted basis.

Series A, Series B and Series C preferred shares were to be convertible into common shares at any time at the option of the holder, and are automatically converted into common shares upon the affirmative election of more than 70% of the Series B and Series C preferred stockholders, or upon the closing of a sale of common shares in an initial public offering (“IPO”) with gross proceeds to Lightning Systems of $50,000 or more accompanied by a listing of such common shares on the Nasdaq’s National Market, the New York Stock Exchange, or another exchange approved by the Board.

See Note 8 – Notes Payable for description of the convertible debt conversion transactions and warrant liabilities under this Note 10 – Capital Structure regarding warrants issued in connection with the preferred share purchases.

In connection with the 2019 Series C preferred stock issued for cash, Lightning Systems issued warrants, exercisable into 702,811 shares of Series C preferred shares at the conversion price of $1.66 per share. Lightning Systems estimated the fair value of the warrants at $155 and recorded a warrant liability, which is reported at fair value at each reporting period, with the change in fair value reported as “loss (gain) from change in fair value of warrant liabilities.”

In connection with the 2020 Series C preferred stock issued in connection with the redemption of related party 2020 convertible notes payable of $3,000 and cash of $3,000 Lightning Systems issued warrants, exercisable into 4,445,783 shares of Series C preferred shares at the weighted average conversion price of $1.42 per share. Lightning Systems estimated the fair value of the warrants at $336 and recorded a warrant liability, which is reported at fair value at each reporting period, with the change in fair value reported as “loss (gain) from change in fair value of warrant liabilities.”

As a result of the Business Combination, the preferred series A, series B and series C shares were converted to common stock based on the Exchange Ratio. As a result, the balances of $18,036, $4,101 and $35,203, respectively were charged to addition paid-in capital.

Warrant Liabilities – Lightning Systems

Lightning Systems issued warrants that enabled the holder to exercise in exchange for common shares or Series C preferred shares. The warrant agreements were reissued on December 31, 2019 upon Lightning Systems’ conversion from an LLC partnership to a C corporation. All terms remained identical. See Note 8 - Notes Payable and under section redeemable convertible preferred stock of this Note 10 for descriptions of the underlying transactions.

Series C warrants were exercisable by the holder at any time at the stated exercise price, which price is subject to adjustment to provide anti-dilution protection to the holder. Upon the closing of an Initial Public Offering (“IPO”), or a merger, sale or other transaction involving substantially all of the assets of Lightning Systems (a “Deemed Liquidation”) the holder may require Lightning Systems to purchase any unexercised warrants at net value equal to the difference between the exercise price of the warrant and the proceeds the holder would have otherwise received as a result of the Deemed Liquidation or IPO. Lightning Systems had no obligation to file for registration of the shares issuable upon exercise of the warrant under the Securities Act. No fractional shares would be issued upon exercise. If upon exercise, the holder would be entitled to a fractional share, the number of shares issued upon exercise would be rounded to the nearest whole share and the difference settled in cash.

As described above in the redeemable convertible preferred stock section of this Note 10, during the three months ended March 31, 2021 one of the preferred warrant holders exercised their warrants to purchase 903,614 shares of Series C preferred stock at an exercise price of $1.66 for cash proceeds of $1,500. At the time of the exercise, the fair value of the warrants was deemed to be $5.87-$5.90 per warrant. In connection with the exercise, the warrant liability was reduced by $5,310 with the offset recorded to Series C redeemable convertible preferred stock in addition to the cash proceeds received. During the three and six months ended June 30, 2021 one of the preferred warrant holders exercised their warrants to purchase 963,855 shares of Series C preferred stock at an exercise price of $1.66 for cash proceeds of $1,600. At the time of the exercise, the fair value of the warrants was deemed to be $5.87-$5.90 per warrant. In connection with the exercise, the warrant liability was reduced by $5,658 with the offset recorded to Series C redeemable convertible preferred stock in addition to the cash proceeds received.

Warrants issued to vendors – Lightning Systems

In February 2021, the Board of Directors of Lightning Systems authorized the grant of 125,000 warrants to purchase common stock of Lightning Systems to three vendors who provided various sales and marketing related services prior to March 31, 2021. The warrants were immediately exercisable at an exercise price of $6.18 per share and had a contractual life of five years but required conversion upon the completion of the Business Combination. The fair value of the warrants was deemed to be $3.46 on the date of grant using the Black-Scholes option pricing model with the following inputs: value of common share $6.18; exercise price of $6.18 per share; 5 year term; risk-free interest rate of 0.62%; and volatility of 68%. As the warrants were issued for services already provided, the value of the warrants of $433 was expensed to “selling, general and administrative” expense, and offset to “additional paid-in capital” as the warrants were deemed to be equity instruments under ASC 480, Distinguishing Liabilities from Equity. As a result of the Business Combination, the outstanding warrants issued to these vendors were converted to common stock.

The following table presents information for the Common and Series C preferred warrants, that have been converted to common stock as a result of the Business Combination, and outstanding Gig private warrants that were assumed in the Business Combination for the six months ended June 30, 2021:

				Weighted
			Weighted	Average
	Number of	Warrant Fair	Average Exercise	Remaining
	Warrants	Value	Price	Life
Warrants to purchase common stock
Outstanding at December 31, 2020¹	610,202	$2,270	$0.27	3.3
Exercise of common warrants¹	(69,232)	(489)	$0.27	—
Change in fair value	—	3,102	—	—
Issued in connection with the Business Combination as common stock - charged to APIC	(540,970)	(4,883)	—	—
Outstanding at June 30, 2021	—	$—	$—	—
Warrants to purchase Series C preferred stock
Outstanding at December 31, 2020¹	5,938,193	$18,885	$1.76	2.7
Exercise of warrants to purchase redeemable convertible preferred stock¹	(1,756,526)	(10,968)	$1.76	—
Change in fair value	—	24,779	—	—
Issued in connection with the Business Combination as common stock - charged to APIC	(4,181,667)	(32,696)	—	—
Outstanding — June 30, 2021	—	$—	—	—
Private warrants assumed through Business Combination
Outstanding at December 31, 2020	—	—	—	—
Warrants assumed	670,108	1,253	$11.50	5.0
Change in fair value	—	255	—	—
Outstanding — June 30, 2021	670,108	$1,508	$11.50	4.9
Total warrant fair value		$1,508

¹Warrant amounts have been retroactively restated to give effect to the recapitalization transaction

Note 11 – Stock Options and Stock-Based Compensation

2019 Equity Incentive Plan

The 2019 Equity Incentive Plan (“2019 Plan”) provides for the grant of incentive stock options, non-qualified stock options, and other awards. As of the date of the Business Combination, there were 6,500,000 reserved, 6,154,868 granted, and 345,132 available for grant under the 2019 Plan prior to the Exchange Ratio.

To date the Company has issued incentive stock options to the Company’s employees. Stock option awards are issued with an exercise price equal to the estimated fair market value per share at the date of grant with 4-year vesting schedule and a term of 10 years.

The Company recognizes stock-based compensation expense based on the fair value of the awards issued at the date of grant and amortized on a straight- line basis as the employee renders services over the requisite service period. Stock-based compensation expense for the three months ended June 30, 2021 and 2020 totaled $128 and $3, respectively, of which $8 and $0, respectively, are included in “cost of revenues”, $16 and $0, respectively in “research and development”, and $104 and $3, respectively is included in “selling, general and administrative” expenses. Stock-based compensation expense for the six months ended June 30, 2021 and 2020 totaled $196 and $6, respectively, of which $13 and $0, respectively, are included in “cost of revenues”, $22 and $0, respectively in “research and development”, and $161 and $6, respectively is included in “selling, general and administrative” expenses.

During the three months ended June 30, 2021 and 2020 stock options of 489,878 and 0 shares, respectively, were exercised. During the six months ended June 30, 2021 and 2020 stock options of 629,457 and 0 shares, respectively, were exercised.

During the three and six months ended June 30, 2021 the Board of Directors granted 0 and 395,127 stock options to certain executives, one director and various employees. Options granted were valued using a Black-Scholes option pricing model using the following assumptions:

Six months ended
June 30, 2021
Expected volatility	68.0%
Dividend yield	0%
Risk-free interest rate	0.82%
Expected life (in years)	6 to 6.25

The weighted average expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The weighted average expected volatility is based on the historical price volatility of the Company’s common stock. The weighted average risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected term of the stock options.

As a result of the Business Combination, the 2019 plan will be superseded by the 2021 Plan described below.

2021 Equity Incentive Plan

In connection with the Business Combination, the stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides the Company the ability to grant incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance units, performance shares, cash-based awards and other stock-based awards. The purpose of the 2021 Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons for performing services and by motivating such persons to contribute to the growth and profitability of the Company and its subsidiaries. As of June 30, 2021, there were 14,041,107 reserved and available for grant under the 2021 Plan.

Note 12 - Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred operating losses since inception. The Company’s effective income tax rate was 0% for the three and six months ended June 30, 2021 and 2020 and the realization of any deferred tax assets is not more likely than not.

Note 13 – Net Loss per Share

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated below because including them would have had an anti-dilutive effect. The following table summarizes the number of underlying shares outstanding for the three and six months ended June 30, 2021 and 2020. As a result of the Business Combination, the underlying shares for the three and six months ended June 30, 2020 have been retroactively restated to give effect to the recapitalization based on the Exchange Ratio.

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Convertible note payable	8,695,652	—	8,695,652	—
Outstanding warrants	24,365,730	—	24,365,730	—
Stock options	3,500,121	4,505,864	3,500,121	4,505,864
Redeemable convertible preferred stock	—	32,816,620	—	32,816,620
Common and preferred Series C warrants	—	7,115,016	—	7,115,016
Total potential anti-dilutive stock	36,561,503	44,437,500	36,561,503	44,437,500

Note 14 – Commitments and Contingencies

The Company is party to one minimum purchase commitment to purchase energy storage systems (“ESS”). The contract has an annual purchase commitment running through 2023. If the Company fails to meet the minimum purchase commitment, the Company has agreed to pay $1,200 per ESS short of the respective year’s minimum purchase commitment.

The Company’s financial commitments under leasing arrangements are described elsewhere within the notes to the financial statements. (see Note 9).

From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of its business. The Company is not aware of any pending or threatened litigation against the Company that it believes could have a material adverse effect on its business, operating results, financial condition or cash flows.

Note 15 – Subsequent Events

Events occurring subsequent to June 30, 2021 include:

Certain option holders exercised options in exchange for 311,816 shares of common stock for approximately $105 in cash proceeds.

From August 12, 2021 to August 13, 2021, three noteholders of the Company’s Convertible Note converted an aggregate of $11,000 note principle into an aggregate of approximately 957,000 shares of common stock, pursuant to the terms of the note, at a conversion price of $11.50 per share. In addition, the Company has accrued an aggregate amount of $825 in make-whole interest to the noteholders due at settlement.

LIGHTNING eMOTORS’ MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we,” “us,” “our” or the “Company” are to Lightning eMotors, Inc., together with its wholly owned subsidiaries, except where the context requires otherwise. The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes included in the Prospectus which constituted a part of the Company’s Registration Statement on Form S-1 (File No. 333-257237), which was declared effective by the SEC on July 6, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, our ability to disrupt the commercial vehicle medium duty powertrain market, our focus in 2021 and beyond; our commercial truck customers; the impact of COVID-19 on long-term objectives; the ability of our solutions to reduce carbon intensity and greenhouse gas emissions and the other risks and uncertainties, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below.

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

Overview

Lightning eMotors, is a leading electric vehicle designer and manufacturer, providing complete electrification solutions for commercial fleets, including without limitation, Class 3 cargo and passenger vans to Class 6 work trucks, and Class 7 city buses. We are committed to eradicating commercial fleet emissions, one of the top contributors of greenhouse gas emissions in the transportation sector, by providing zero emission Class 3 to 7 battery electric vehicles (“BEV”), fuel cell electric vehicles (“FCEV”)and infrastructure solutions to commercial fleet customers. Our ongoing focus has been on reducing emissions and improving energy efficiency.

We started in 2008 as a manufacturer of hybrid systems for commercial vehicles, and customer feedback in 2017 led us to understand that hybrid systems did not adequately address the growing issue of urban air pollution from commercial vehicle fleets. In 2017 we redirected our efforts to focus exclusively on the attractive market opportunity in zero emission vehicles (“ZEVs”). We leveraged nearly 10 years of extensive knowledge developing and implementing hybrid commercial vehicles to successfully adapt to ZEVs. To date, all of our platforms have been fully certified as ZEVs by the California Air Resource Board, the clean air agency that defines vehicle emissions standards. We currently maintain 6 Executive Orders, which is a requirement to sell ZEVs in California as well as various other states.

We believe we are the only full-range manufacturer of Class 3 to 7 BEV and FCEV in the United States and provide end-to-end electrification solutions including advanced analytics software and mobile charging solutions. We combine an internally developed optimized modular software with hardware designs that allow us to address the diverse opportunities in the markets in which we operate in a cost-effective manner with a significant time-to-market advantage. We have also built an extensive ecosystem of supply-chain partners and specialty vehicle partners which are instrumental to our growth.

Business Combination and Public Company Costs

Lightning Systems entered into the Business Combination Agreement with Gig and its wholly owned subsidiary Merger Sub, on December 10, 2020. Pursuant to the Business Combination Agreement, the stockholders of Gig approved the transaction on April 21, 2021, and the deal was consummated on May 6, 2021. As a result, Merger Sub, a newly formed subsidiary of Gig, was merged with and into Lightning Systems and the separate corporate existence of Merger Sub ceased, and Lightning Systems continued as the surviving corporation of the Business Combination. Lightning Systems was deemed the accounting predecessor and the combined entity became the successor SEC registrant, meaning that Lightning Systems’ financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. On the Closing Date, and in connection with the closing of the Business Combination, Gig changed its name to Lightning eMotors, Inc. (the "Company", "Lightning", “we”, “our” or “us”).

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, the Company was treated as the acquired company for financial statement reporting purposes. The most significant change in our future reported financial position and results is the increase in cash of approximately $268.3 million, after stockholder redemptions of $58.8 million permitted under the Business Combination Agreement and prior to the payment of non-recurring transaction costs and other payments that totaled approximately $51.5 million.

As a result of the Business Combination, Lightning Systems became a wholly owned subsidiary of the Company, which is a NYSE-listed company with its Common Stock registered under the Exchange Act. We will be required to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Recent Developments and the Covid-19 Pandemic

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. The first Delta variant case was identified in December 2020, and the variant soon became the predominant strain of the virus and by the end of July, the Delta variant was the cause of more than 80% of new U.S. COVID-19 cases. Actions taken around the world to help mitigate the spread of COVID-19 have included restrictions on travel, quarantines in certain areas, work-from-home orders and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which we operate. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic.

As the COVID-19 pandemic continues to evolve, the extent of the impact to our business operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the COVID-19 pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control and, as a result, and at this time, we are unable to predict the cumulative impact, both in terms of severity and duration, that the COVID-19 pandemic will have on our business, operating results, cash flows and financial condition, but such impact could be material if the current circumstances continue to exist or worsen over a prolonged period of time. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, and if so, we may be subject to future impairment losses related to long-lived assets as well as changes to valuations.

Possible Impairments. No impairments were recorded for three and six months ended June 30, 2021 or 2020, as no triggering events or changes in circumstances had occurred as of such dates. However, due to significant uncertainty surrounding the continued effects of the COVID-19 pandemic, our results of operations, cash flows, and financial condition could be impacted, and the extent of such impact cannot be reasonably estimated.

Partial Shutdowns and Slow-Downs. We are adhering to CDC guidelines that oblige us to shut down any department in which an employee tests positive for COVID-19 for 14 days. In November 2020, we closed our material handling department for two weeks after an employee tested positive. We have also regularly had employees absent from work or working from home on suspected COVID-19 infections. While there have been cases of employees testing positive for COVID-19 in the three and six months ended June 30, 2021, this has not resulted in complete department shutdowns as in the past. The CDC guidelines offer three options for employers to follow when an employee tests positive for COVID-19: 1) a 14-day quarantine before returning to work; 2) a 10-day quarantine before returning to work if the employee is asymptomatic; and 3) a 7-day quarantine if the employee can provide a negative test result taken within 48 hours before returning to work. We are currently utilizing the 7-day quarantine. We have at times, had specific work groups (a group of employees within a department) absent for a week or more due to an employee testing positive, in addition to having had employees absent from work or working from home due to suspected COVID-19 infections.

Supply-Chain Delays. Also, and as a result of the COVID-19 pandemic, we have been experiencing significant delivery delays from our suppliers since April 2020. We increased our raw material inventories to attempt to manage and mitigate this risk. However, several key suppliers have informed us of delivery delays ranging from four to sixteen weeks, that have impacted production in the six months ended June 30, 2021 and may affect the remainder of the year and beyond. Although we are working with our suppliers to minimize the impact, we expect supply chain delays will have a significant impact on our 2021 revenue and possibly thereafter.

Comparability of Financial Information

Our results of operations and statements of assets and liabilities may not be comparable between periods as a result of our ongoing evolution, refinement, and growth of our business operations within the electric commercial vehicle industry. While historically, we developed hybrid systems for commercial vehicles, during 2017, we refocused our business to produce the ZEV powertrain systems and phased-out the production of hydraulic hybrid upfit systems. During 2019, we increased the physical and production capabilities of our Loveland, Colorado facility, in preparation of the installation and integration of ZEV powertrain systems into vehicles beginning in 2020. This change significantly reduced the use and reliance on certified installer or dealers. In conjunction with the transition to using the Loveland plant for comprehensive production, we have continually improved our production technology, processes, and productivity and have invested in the supporting personnel and other infrastructure.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but these factors pose risks and challenges, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below.

Commercial Launch of Medium-Duty Trucks and other products

In 2020, we attained revenue commercialization of our ZEVs, with 72 customer-ordered Class 3 to Class 7 commercial vehicles sold during the year ended December 31, 2020. During the three months ended June 30, 2021 we sold 36 and 1 Class 3 to 7 commercial vehicles and powertrain systems, respectively. During the six months ended June 30, 2021, we sold and 67 and 2 Class 3 to 7 commercial vehicles and powertrain systems, respectively. We will require substantial additional capital to develop our products and services, including those for orders in our revenue backlog, fund the growth and scaling of our manufacturing facilities, fund operations for the foreseeable future and possible acquisitions.

Until we can generate sufficient cash flow from operations, we expect to finance our operations through a combination of merger proceeds from the Business Combination, the PIPE Financing, the Convertible Note investment, secondary public offerings, debt financings, collaborations, and licensing arrangements. The amount and timing of our future funding requirements depend on many factors, including the pace and results of our development efforts and our ability to scale our operations. We are also in the process of expanding our current manufacturing facility. Any delays in the successful completion of our manufacturing facility will impact our ability to generate revenue.

Customer Demand/Backlog

As of June 30, 2021 and 2020, we had an order backlog including full vehicle powertrain system conversions, powertrain systems to be sold directly to customers and charging systems of approximately 1,600 and 263, respectively.

Our backlog is comprised of non-binding agreements and purchase orders from customers. We believe the amounts included in backlog are firm, even though some of these orders are non-binding and may be cancelled or delayed by customers without penalty. We may elect to permit cancellation of orders without penalty where management believes it is in our best interest to do so. On a case-by-case basis and at our sole discretion, we have held partial deposits for purchase orders from customers.

The realization and timing of the recognition of our backlog is dependent, among other things, on our ability to obtain and secure a steady supply of components used in our manufacturing process. Accordingly, revenue estimates and the amount and timing of work we expected to be performed at the time the estimate of backlog is developed is subject to change. As a result, the backlog may not be indicative of future sales and can vary significantly from period to period. In addition, it is possible that the methodology for determining the backlog may not be comparable to methods used by other companies.

Components of Results of Operations

Revenues

Our revenue generation has evolved over time along with our business model. During the three and six months ended June 30, 2021, revenue was derived from the installation and integration of all-electric powertrains within commercial vehicles, the sale of our all-electric powertrain systems, and the sales of chargers, an ancillary product. During the three and six months ended June 30, 2020, our revenue was primarily derived from selling vehicles with our all-electric powertrains, telematics and analytic systems along with the sales of chargers.

We anticipate deriving future revenue from the following business lines.

•	Direct Sales of Commercial ZEVs: The sales of electric vehicles in Classes 3 to 7, all-electric powertrain systems for vehicles in Classes 3 to 7 and accessories.
•	Powertrain Systems for OEMs: The sales of electric powertrains to our OEM partners, including technology licenses, and training the OEM technicians on how to install the powertrains within the OEMs’ manufacturing facilities.
•	Telematics and Analytics: Our proprietary analytics platform, which is installed in each vehicle and powertrain sold, allows us to collect and optimize drive cycle and vehicle performance data. This data provides drivers and fleet operators meaningful real-time recommendations about how to improve vehicle performance, routes, and charging strategies and scale their electric vehicle fleets. Our analytics offering will be offered on a subscription basis, which we expect to have high uptake rates and very limited churn.

Cost of Revenues

Cost of revenues includes direct costs (parts, material, and labor), indirect manufacturing costs (manufacturing overhead, depreciation, plant operating lease expense, and rent), shipping, field services, and logistics costs, and provision for estimated warranty expenses.

Research and Development Expense

Research and development expenses consist primarily of costs incurred for the discovery and development of our electrified powertrain solutions and the production thereof, which principally include personnel-related expenses including salaries, benefits, travel and stock-based compensation, for personnel performing research and development activities and expenses related to materials and supplies.

We expect our research and development expense to increase for the foreseeable future as we continue to invest in research and development activities to achieve our operational and commercial goals.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist of personnel-related expenses for our corporate, executive, engineering, finance, sales, marketing, program management support, and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for information technology, facilities, depreciation, amortization, travel, and sales and marketing costs. Personnel- related expenses consist of salaries, payroll taxes, benefits, and stock-based compensation.

We expect our selling, general and administrative expenses to increase for the foreseeable future as we increase headcount and expenses with the growth of our business, buildout of the manufacturing facilities, refinement of our production processes, drive for productivity improvements, acquisition of new and retention of existing customers and the additional costs of being a public company.

Interest Expense

Interest expense consists of interest paid, the amortization of debt issuance costs, debt discounts attributable to the bifurcation of warrants issued, and an embedded beneficial conversion feature. The notes payable included, over the periods presented, the Convertible Note, a related party term loan and working capital facility, the Facility, a third party secured promissory note and various convertible notes payable, as described in more detail in Note 8 to our consolidated financial statements for the three and six months ended June 30, 2021 and 2020.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,		$
	2021	2020	Change	% Change

	(dollar amounts in thousands)
Revenues	$5,923	$871	$5,052	580.0%
Cost of revenues	7,048	1,423	5,625	395.3%
Gross loss	(1,125)	(552)	(573)	103.8%
Operating expenses
Research and development	743	212	531	250.5%
Selling, general and administrative	16,026	1,966	14,060	715.2%
Total operating expenses	16,769	2,178	14,591	669.9%
Loss from operations	(17,894)	(2,730)	(15,164)	555.5%
Other expenses
Interest expense	3,940	46	3,894	nm*
Loss (gain) from change in fair value of warrant liabilities	7,596	(4)	7,600	nm*
Loss from change in fair value of derivative	4,267	—	4,267	nm*
Loss from change in fair value of earnout liability	12,376	—	12,376	nm*
Other expense, net	(15)	—	(15)	nm*
Total other expenses	28,164	42	28,122
Net loss	$(46,058)	$(2,772)	(43,286)

*not meaningful

Revenues

Our total revenue increased by $5.0 million, or 580%, from $0.9 million during the three months ended June 30, 2020 to $5.9 million during the three months ended June 30, 2021. The increase in the revenues was principally related to the sale of 36 complete commercial electric vehicles and 1 powertrain system during the three months ended June 30, 2021 as compared to the sale of 9 complete commercial electric vehicles during the three months ended June 30, 2020.

Cost of Revenues

Cost of revenues increased by $5.6 million, or 395%, from $1.4 million during the three months ended June 30, 2020 to $7.0 million during the three months ended June 30, 2021. The increase in the cost of revenues was primarily related to an increase in revenue during the three months ended June 30, 2021, as compared to the comparable period in 2020. This increase was partially offset by the change in our product mix from the direct sales of electric conversion (installation and integration) of electric vehicles and reductions in our direct cost of manufacturing through technology and process improvements.

Research and Development

Research and development expenses increased by $0.5 million or 251% from $0.2 million in the three months ended June 30, 2020 to $0.7 million in the three months ended June 30, 2021. The increase was primarily due to an increase in our engineering headcount year-over-year, as we continue to advance the development and design of our vehicles, refine and improve our production processes, product testing and enhance our in-house engineering capabilities.

Selling, General and Administrative

Selling, general and administrative expenses increased by $14.1 million or 715% from $1.9 million during the three months ended June 30, 2020 to $16.0 million during the three months ended June 30, 2021, primarily due to the increase in professional services associated with the Business Combination process in the amount of $9.1 million. In addition, we have increased our headcount in administration and sales to support the growing sales, backlog and production.

Interest Expense

Interest expense increased to $3.9 million for the three months ended June 30, 2021. The increase was mainly due to $2.3 million of accrued interest and the amortization of the discount related to the Convertible Note not present in the prior year, and $0.9 million for the early payment of interest associated with indebtedness paid off in connection with the Business Combination.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities totaled $7.6 million during the three months ended June 30, 2021 due to the change of fair value, in the amount of $7.3 million, of the outstanding common and preferred warrants underlying the warrant liabilities. The significant increase is related to the increase in the fair value of our common and preferred stock prior to the close of the Business Combination. In addition, $0.3 million relates to the warrants acquired from Gig in the Business Combination.

Change in Fair Value of Convertible Note Derivative Liabilities

Change in fair value of convertible note derivative liabilities totaled $4.3 million during the three months ended June 30, 2021 and reflected the impact of the marking-to-market of the underlying derivative embedded in the Convertible Note.

Change in Fair Value of Convertible Earnout Liability

Change in fair value of convertible earnout liability totaled $12.4 million during the three months ended June 30, 2021 and reflected the impact of the marking-to-market of the earnout shares.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table sets forth our historical operating results for the periods indicated:

	Six Months Ended June 30,
	2021	2020	Change	% Change

	(dollar amounts in thousands)
Revenues	$10,514	$1,566	$8,948	571.4%
Cost of revenues	12,366	2,275	10,091	443.6%
Gross loss	(1,852)	(709)	(1,143)	161.2%
Operating expenses
Research and development	1,391	455	936	205.7%
Selling, general and administrative	19,946	4,215	15,731	373.2%
Total operating expenses	21,337	4,670	16,667	356.9%
Loss from operations	(23,189)	(5,379)	(17,810)	331.1%
Other expenses
Interest expense	5,551	380	5,171	nm*
Loss (gain) from change in fair value of warrant liabilities	28,135	(170)	28,305	nm*
Loss from change in fair value of derivative	4,267	—	4,267	nm*
Loss from change in fair value of earnout liability	12,376	—	12,376	nm*
Other expense, net	(24)	(1)	(23)	nm*
Total other expenses	50,305	209	50,096
Net loss	$(73,494)	$(5,588)	(67,906)

*not meaningful

Revenues

Our total revenue increased by $8.9 million, or 571%, from $1.6 million during the six months ended June 30, 2020 to $10.5 million during the six months ended June 30, 2021. The increase in the revenues was principally related to the sale of 67 complete commercial electric vehicles and 2 powertrain systems during the six months ended June 30, 2021 as compared to the sale of 10 complete commercial electric vehicles and 5 powertrain systems during the six months ended June 30, 2020.

Cost of Revenues

Cost of revenues increased by $10.1 million, or 443%, from $2.3 million during the six months ended June 30, 2020 to $12.4 million during the six months ended June 30, 2021. The increase in the cost of revenues was primarily related to an increase in revenue during the six months ended June 30, 2021, as compared to the comparable period in 2020. This increase was partially offset by the change in our product mix from the direct sales of electric conversion (installation and integration) of electric vehicles and reductions in our direct cost of manufacturing through technology and process improvements.

Research and Development

Research and development expenses increased by $0.9 million or 206% from $0.5 million in the six months ended June 30, 2020 to $1.4 million in the six months ended June 30, 2021. The increase was primarily due to an increase in our engineering headcount year-over-year, as we continue to advance the development and design of our vehicles, refine and improve our production processes, product testing and enhance our in-house engineering capabilities.

Selling, General and Administrative

Selling, general and administrative expenses increased by $15.7 million or 373% from $4.2 million during the six months ended June 30, 2020 to $19.9 million during the six months ended June 30, 2021, primarily due to the increase in professional services associated with the Business Combination process in the amount of $9.1 million. In addition, we have increased our headcount in administration and sales to support the growing sales, backlog and production.

Interest Expense

Interest expense increased by $5.2 million from $0.4 million during the six months ended June 30, 2020 to $5.6 million during the six months ended June 30, 2021. The increase was mainly due to $2.3 million of accrued interest and the amortization of the discount related to the $100 million Convertible Note not present in the prior year, $1.3 million in amortization of the discount associated with the convertible notes converted at the close of the Business Combination, and $0.9 million for the early payment of interest associated with loans paid off in the Business Combination.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities totaled $28.3 million during the three months ended June 30, 2021 due to the change of fair value, in the amount of $28.0 million, of the outstanding common and preferred warrants underlying the warrant liabilities. The significant increase is related to the increase in the fair value of our common and preferred stock prior to the close of the Business Combination. In addition, $0.3 million relates to the warrants acquired from Gig in the Business Combination.

Change in Fair Value of Convertible Note Derivative Liabilities

Change in fair value of convertible note derivative liabilities totaled $4.3 million during the six months ended June 30, 2021 and reflected the impact of the marking-to-market of the underlying derivative embedded in the Convertible Note.

Change in Fair Value of Convertible Earnout Liability

Change in fair value of convertible earnout liabilities totaled $12.4 million during the six months ended June 30, 2021 and reflected the impact of the marking-to-market of the earnout shares.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operational performance. We use the following non-GAAP financial information among other operational metrics to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance.

Adjusted Loss from Operations and Adjusted Net Loss

Adjusted loss from operations is defined as loss from operations before stock-based compensation and other non-recurring costs determined by management, such as Business Combination related expenses. Adjusted net loss is defined as net loss adjusted for stock-based compensation expense, gains or losses related to the change in fair value of warrant, derivative and earnout share liabilities, and certain other non-recurring costs determined by management, such as Business Combination related expenses. Adjusted loss from operations and adjusted net loss are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. We believe that using adjusted loss from operations and adjusted net loss provide an additional tool for investors to use in evaluating ongoing operating results and trends while comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating adjusted loss from operations and adjusted net loss we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of adjusted loss from operations and adjusted net loss may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate adjusted loss from operations in the same fashion.

Because of these limitations, adjusted loss from operations and adjusted net loss should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using adjusted loss from operations and adjusted net loss on a supplemental basis. You should review the reconciliation of net loss to adjusted loss from operations and adjusted net loss below and not rely on any single financial measure to evaluate our business.

The following table reconciles loss from operations to adjusted loss from operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollar amounts in thousands)
Loss from operations	$(17,894)	$(2,730)	$(23,189)	$(5,379)
Adjustments:
Stock-based compensation	128	3	196	6
Business Combination expense	9,098	—	9,098	—
Adjusted loss from operations	$(8,668)	$(2,727)	$(13,895)	$(5,373)

The following table reconciles net loss to adjusted net loss for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Loss	$(46,058)	$(2,772)	$(73,494)	$(5,588)
Adjustments:
Stock-based compensation	128	3	196	6
Business Combination expense	9,098	-	9,098	-
Loss (gain) from change in fair value of warrant liabilities	7,596	(4)	28,135	(170)
Loss from change in fair value of derivative	4,267	-	4,267	-
Loss from change in fair value of earnout liability	12,376	-	12,376	-
Adjusted net loss	$(12,593)	$(2,773)	$(19,422)	$(5,752)

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from debt financing and the sales of common and convertible preferred shares. We closed the Business Combination on May 6, 2021 pursuant to which we added $216.8 million of cash, net of redemptions, to the balance sheet.

As of June 30, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $201.9 million.

We believe our cash and cash equivalents balance will be sufficient to continue to execute our business strategy over the next twelve-month period.

We will require substantial additional capital to develop our products and services, including those for orders in our revenue backlog, fund the growth and scaling of our manufacturing facilities, fund operations for the foreseeable future and possible acquisitions. Until we can generate sufficient cash flow from operations, we expect to finance our operations through a combination of merger proceeds from the Business Combination, the PIPE Financing, the Convertible Note investment, secondary public offerings, debt financings, collaborations, and licensing arrangements. The amount and timing of our future funding requirements depend on many factors, including the pace and results of our development efforts and our ability to scale our operations. We are also in the process of expanding our current manufacturing facility. Any delays in the successful completion of our manufacturing facility will impact our ability to generate revenue.

The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2021	2020

	(dollar amounts in thousands)
Net cash used in operating activities	$(32,777)	$(6,041)
Net cash used in investing activities	(1,436)	(1,077)
Net cash from financing activities	235,643	7,206
Net increase in cash	$201,430	$88

Cash Flows used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 and 2020 was $32.8 million and $6.0 million, respectively. Cash flows from operating activities are significantly affected by the revenue levels, mix of products and services, and investments in the business in research and development and selling, general and administrative costs in order to develop products and services, improve manufacturing capacity and efficiency, and support revenue growth. With respect to the six months ended June 30, 2021, significant increases in net cash used in operating activities, in comparison to the corresponding prior period, were principally driven by increases in cost of revenues and selling, general and administrative expenses, as described in more detail above.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 and 2020 was $1.4 million and $1.1 million, respectively. Cash flows from investing activities relate to capital expenditures to support revenue growth as we invest in and expand our business and infrastructure.

Cash Flows from Financing Activities

Net cash from financing activities for the six months ended June 30, 2021 was $235.6 million, which was due to net proceeds of $142.8 million from the Business Combination and PIPE Financing, proceeds of $95.0 million from the issuance of the Convertible Note (See Note 8), proceeds from Facility borrowings of $7.0 million, proceeds from the exercise of warrants of $3.3 million, offset by payments on our previous outstanding notes payable of $11.5 million and payments related to lease obligations of $1.0 million. Net cash from financing activities for the six months ended June 30, 2020 was $7.2 million and consisted of proceeds from the redemption of convertible notes payable and Series C redeemable convertible preferred stock and warrant of $3.0 million, proceed convertible notes $3.0 million, proceeds from Facility borrowings of $1.0 million and proceeds for the issuance of Series C redeemable convertible preferred stock of $0.2 million.

Contractual Obligations and Commitments

The following table summarizes our long-term contractual obligations associated with our notes payable and operating leases and purchase commitments as of June 30, 2021, and the years in which these obligations are due:

		Year	Years	Years	More than
	Total	1	2-3	4-5	5 Years

	(dollar amounts in thousands)
Contractual obligations:
Notes payable
Term note and revolving working capital facility	$3,000	$—	$—	$3,000	$—
Convertible note	100,000	—	—	100,000	—
Purchase commitments	22,308	6,208	16,100	—	—
Leases
Operating leases	15,947	2,418	5,546	5,948	2,035
	$141,255	8,626	$21,646	$108,948	$2,035

Backlog

As of June 30, 2021 and 2020, we had an order backlog including full vehicle powertrain system conversions, powertrain systems to be sold directly to customers and charging systems of approximately 1,600 and 263, respectively.

Our backlog is comprised of non-binding agreements and purchase orders from customers. We believe the amounts included in backlog are firm, even though some of these orders are non-binding and may be cancelled or delayed by customers without penalty. We may elect to permit cancellation of orders without penalty where management believes it is in our best interest to do so. On a case-by-case basis and at our sole discretion, we have held partial deposits for purchase orders from customers.

The realization and timing of the recognition of our backlog is dependent, among other things, on our ability to obtain and secure a steady supply of components used in our manufacturing process. Accordingly, revenue estimates and the amount and timing of work we expected to be performed at the time the estimate of backlog is developed is subject to change. As a result, the backlog may not be indicative of future sales and can vary significantly from period to period. In addition, it is possible that the methodology for determining the backlog may not be comparable to methods used by other companies.

A summary of our backlog as of each of the reporting periods is as follows:

	Six Months Ended June 30,
	2021	2020
Backlog
Units	1,600	263
Dollars (weighted value - in thousands)	$168,402	$25,995

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve deferred income taxes, allowance for doubtful accounts, warranty liability, write downs and write offs of obsolete and damaged inventory, valuation of share-based compensation, warrants and warrant liabilities, the value of the convertible note derivative liability and the value of the earnout share liability. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

While our significant accounting policies are described in the notes to our financial statements, we believe that the following accounting policies are most critical to understanding our financial condition and historical and future results of operations:

Fair Value

During 2021 and as a result of the Business Combination, the Company estimated the fair value of its earnout share arrangement. The earnout shares with performance conditions were valued using the Company’s stock price as of the valuation date. The valuation methodology employed was a Monte Carlo Simulation model (“MCS”) utilizing a

Geometric Brownian motion process to capture meeting the various performance conditions. MCS is a technique that uses a stochastic process to create a range of potential future outcomes given a variety of inputs. Stochastic processes involve the use of both predictive assumptions (e.g., volatility, risk-free rate) and random numbers to create outcomes. MCS assumes that stock prices take a random walk and cannot be predicted; therefore, random number generators are used to create random outcomes for stock prices. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

During 2021 and as a result of the Business Combination, the Company estimated the fair value of private placement Gig warrants. The fair value of the Gig Warrants were determined using the Black-Scholes-Merton option-pricing model (“BSM”) where the share price input represents the Company’s stock price as of the Valuation Date. The BSM is a mathematical model for pricing an option or warrant. In particular, the model estimates the variation over time of financial instruments. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

During 2021, the Company, estimated the fair value of its derivative associated with the 7.5% $100.0 million convertible senior note (the “Convertible Note”). The Convertible Note and embedded conversion option were valued using a Binomial Lattice Model designed to capture incremental value attributed to the conversion options in addition to the value of the Convertible Note. The value of the Convertible Note feature without the conversion feature was valued utilizing the income approach, specifically, the discounted cash flow method. Cash flows were discounted utilizing the U.S. Treasury rate and the credit spread to estimate the appropriate risk adjusted rate. The conversion feature utilizes the Company’s stock price as of the valuation date as the starting point of the valuation. A Binomial Lattice Model was used to estimate our credit spread by solving for a premium to the U.S. Treasury rate that produces a value of the Convertible Note. As of issuance, the value of the Convertible Note and warrants related to the Convertible Note were set to equal $100.0 million to solve for the credit spread which is then updated quarterly. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations under adoption.

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the JOBS Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an EGC under the JOBS Act until the earliest of (i) December 31, 2025, which is the last day of our first fiscal year following the fifth anniversary of the initial public offering of Gig, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three-years.

Item 3. Quantitative and Qualitative Disclosures About Market and Risks

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates.

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021, we had cash and cash equivalents of $201.9 million, consisting of operating and interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

Commodity Price Risk

We are a purchaser of certain commodities, including steel, aluminum, and composites. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, rubber and others which are integrated into our end products. We generally buy these commodities and components based upon market prices that are established with the vendor as part of the purchase process. We do not use commodity financial instruments to hedge commodity prices.

We generally attempt to obtain firm pricing from most of our suppliers, consistent with backlog requirements and/or forecasted annual sales. To the extent that commodity prices increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, then we may experience margin declines to the extent we are not able to increase selling prices of our products.

Foreign Currency Risk

We do not believe that foreign currency risk and inflation risk currently pose a material threat to our business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluations with participation from our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2021, in light of the material weaknesses described below, certain of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure as of June 30, 2021.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our financial statements for the year ended December 31, 2020, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. Specifically, we found that we did not have in place an effective control environment with formal policies and procedures to allow for a detailed review of accounting transactions that would identify errors in a timely manner. In addition, due to our small size, we did not have proper segregation of duties in certain areas of the financial reporting process, including but not limited to cash receipts and disbursements, journal entry processing and IT general controls, and did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and financial accounting and reporting requirements.

We are continuing to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including retaining an outside accounting firm who is currently helping in the design of a formal remediation plan to address the three material weaknesses noted above as follows:

●	Policies and Procedures: We are currently identifying significant policies and procedures to be developed, documented and implemented throughout the remainder of the year. This includes identifying the associated controls related to such policies and procedures.
●	Segregation of Duties: We are currently executing an assessment to include: segregation of duties modeling, segregation of duties technical mapping and analysis/remediation assistance of the significant risks identified in the assessment. In addition, we have hired additional employees in our accounting department to help mitigate this risk; and
●	Technical Accounting Resources: In addition to contracting with an outside accounting firm for technical accounting support, we have hired a Vice President of Accounting & Controller and a Senior Director of SEC Reporting, each with over 25 years of appropriate accounting experience and knowledge.

If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable NYSE listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigation by the NYSE, the SEC or other regulatory authorities.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On January 7, 2021, a purported stockholder of the Company filed a putative class action complaint in the Supreme Court of the State of New York, captioned Shingote v. GigCapital3, Inc., et al. (Case No. 650109-2021) on behalf of purported class of stockholders. The lawsuit names the Company and each of its current directors, Dr. Avi Katz, Neil Miotto, John Mikulsky, Dr. Raluca Dinu, Andrea Betti-Berutto, and Peter Wang, as defendants. The lawsuit alleges that the individual defendants breached their fiduciary duties by, among other things, failing to take appropriate steps to maximize the value of the Company and failing to disclose all material information necessary for the stockholders to make an informed decision on whether to vote their shares in favor of the business combination with Lightning. The lawsuit also alleges that the Company aided and abetted the individual defendants’ breaches of fiduciary duty. The lawsuit seeks, among other relief, injunctive relief enjoining the business combination or recission of the business combination and an order directing the defendants to amend the Company’s Registration Statement on Form S-4. The lawsuit also purports to seek a declaration that the defendants violated their fiduciary duties, damages, and recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. The lawsuit was dismissed by the plaintiff on April 20, 2021.

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

Finally, on February 8, 2021, a purported stockholder of the Company filed a putative class action complaint in the United States District Court of the Northern District of California, captioned Ryan v. GigCapital3, Inc., et al. (Case No. 5:21-cv-00969) on behalf of a purported class of stockholders. The lawsuit names the Company and Dr. Katz, Dr. Dinu, and Messrs. Betti-Berutto, Mikulsky, Miotto and Wang, as defendants. The lawsuit alleges that the defendants violated Section 14(a) of the Exchange Act by approving the dissemination of the Company’s Registration Statement on Form S-4 relating to the business combination with Lightning, which the complaint contends, among other things, failed to provide critical information regarding the financial projections of the Company. The lawsuit also alleges that the individual defendants violated Section 20(a) of the Exchange Act because they had the power to influence and control; and did influence and control the decision-making of the Company including the dissemination of the Company’s Registration Statement. The lawsuit seeks, among other relief, injunctive relief enjoining the business combination or recission of the business combination. The lawsuit also purports to seek a declaration that defendants Sections 14(a) and 20(a) of the Exchange Act and recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. The lawsuit was dismissed by the plaintiff on April 21, 2021.

On August 4, 2021, a purported stockholder of the Company filed a putative class action complaint in the Delaware Chancery Court, captioned Delman v. GigCapital3, Inc., et al. (Case No. 2021-0679) on behalf of a purported class of stockholders. The lawsuit names GigCapital3 and Dr. Katz, Dr. Dinu, and Messrs. Betti-Berutto, Mikulsky, Miotto and Wang, as defendants. The lawsuit alleges that the defendants breached their fiduciary duty stemming from Gig’s merger with Lightning and unjust enrichment of the defendants. The lawsuit seeks, among other relief, damages in an amount which may be proven at trial, disgorgement of unjust enrichment, and redemption rights with respect to certain stockholders. The lawsuit also purports to seek pre-judgment and post-judgment interest and recovery of the costs of the action, including reasonable attorneys’ and experts’ fees.

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report.

Risk Factor Summary

This summary should be read in conjunction with the risk factors contained herein and should not be relied upon as an exhaustive summary of the material risks we face.

Risks Related to Our Business and Industry

●	We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.
●	Our financial results may vary significantly from period to period due to fluctuations in our operating costs and other factors.
●	Our operating and financial results forecast relies in large part upon assumptions and analyses developed by our management. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.
●	We may be unable to adequately control the costs associated with our operations.
●	If any of our suppliers experience financial difficulties, cease operations or otherwise face business disruptions, we may experience production disruptions, which would have an adverse impact on our business and results of operations.
●	We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.
●	Our business model has yet to be tested and any failure to commercialize our strategic plans would have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
●	Our limited operating history makes evaluating our business and future prospects difficult.
●	Our business plans require a significant amount of capital. We expect to need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our operations and prospects could be negatively affected.
●	The Hybrid and Zero Emission Truck and Bus Voucher Incentive Project (“HVIP”) potentially represents a large portion of our revenues, and the failure to effectively execute the HVIP, both by us and by HVIP, could have a material adverse impact on our business, financial condition and results of operations.
●	Increased interest and potential competition in our market from traditional OEMs may reduce our market share and could negatively impact our business and prospects.
●	Our EVs make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames. If such events occur in our EVs, we could face liability associated with our warranty, for damage or injury, adverse publicity and a potential safety recall, any of which would adversely affect our business, prospects, financial condition and operating results.
●	Our Lightning Charging service, which, if not appropriately managed and controlled, can cause damage or injury, adverse publicity and a potential safety recall, any of which would adversely affect our business, prospects, financial condition and operating results.
●	We and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting. If we are unable to remedy these material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact investors’ confidence and our stock price.
●	The performance characteristics of our electrified powertrain solutions, including fuel economy and emissions levels, may vary, including due to factors outside of our control.
●	If we fail to manage our growth effectively, including failing to attract and integrate qualified personnel, we may not be able to develop, produce, market and sell our electrified powertrain solutions successfully.
●	We, our outsourcing partners, and our suppliers may rely on complex machinery for our production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.
●	We are dependent on our suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to deliver the necessary components of our vehicles at prices and volumes, and specifications acceptable to us could have a material adverse effect on our business, prospects, financial condition and operating results.
●	Our future growth and success is dependent upon consumers’ willingness to adopt electric and ZEV and specifically our vehicles. We operate in the automotive industry, which is generally susceptible to cyclicality and volatility.
●	We may fail to attract new customers in sufficient numbers or at sufficient rates or at all or to retain existing customers.
●	If we are unable to establish and maintain confidence in our long-term business prospects among customers and analysts within our industry or we become subject to negative publicity, then our financial condition, operating results, business prospects and access to capital may suffer materially.
●	If we fail to manage our future growth effectively, we may not be able to market and sell our ZEVs and electric powertrains successfully.
●	Our business and prospects depend significantly on our ability to build our brand. We may not succeed in continuing to establish, maintain and strengthen our brand and reputation could be harmed by negative publicity regarding us or our ZEVs.
●	We may experience significant delays in the design, manufacture, launch and financing of our ZEVs and electric powertrains, which could harm our business and prospects.
●	We will rely on complex machinery for our operations and our production involves a significant degree of risk and uncertainty in terms of operational performance and costs.
●	Amounts included in backlog may not result in actual revenue and are an uncertain indicator of our future earnings.
●	If our ZEV medium-duty trucks fail to perform as expected, our ability to develop, market and sell or lease our alternative fuel and electric trucks could be harmed.
●	Although we are one of the first companies to bring electric powertrains for medium- duty vehicles to market, competitors have already displayed prototypes similar to ours and may enter the market and compete for market share.
●	Developments in alternative technology improvements in the internal combustion engine may adversely affect the demand for our products.
●	We have limited experience servicing our vehicles. If we are unable to address the service requirements of our customers, our business will be materially and adversely affected.

Risks Related to Ownership of Our Common Stock

●	Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.
●	We do not expect to declare any dividends in the foreseeable future.
●	If we do not maintain a current and effective prospectus relating to the Common Stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”
●	The market price of our securities may fluctuate and may decline.

Risks Related to Our Business and Industry

We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.

We incurred a net loss of $46.1 million and $73.5 million for the three and six months ended June 30, 2021, respectively, and have incurred net losses of approximately $154.3 million since our inception through June 30, 2021. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our ZEVs and electric powertrains. Even if we are able to successfully develop and sell our ZEVs and electric powertrains, there can be no assurance that they will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of fleets of electric medium-duty vehicles, which may not occur.

We expect the rate at which we will incur losses to be significantly high in future periods as we:

•	design, develop and manufacture our ZEVs and electric powertrains;
•	build up inventories of parts and components for our ZEVs and electric powertrains;
•	manufacture an available inventory of our ZEVs and electric powertrains;
•	expand our design, development, maintenance and repair capabilities;
•	increase our sales and marketing activities and develop our distribution infrastructure; and
•	increase our general and administrative functions to support our growing operations.

Because we will incur the costs and expenses from these efforts before we receive any incremental revenues with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

Our financial results may vary significantly from period to period due to fluctuations in our operating costs and other factors.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including:

•	the pace at which we continue to design, develop and produce new products and increase production capacity;
•	the number of customer orders in a given period;
•	changes in manufacturing costs;
•	the timing and cost of, and level of investment in, research and development relating to our technologies and our current or future facilities;
•	developments involving our competitors;
•	changes in governmental regulations or applicable law;
•	future accounting pronouncements or changes in our accounting policies; and
•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our Common Stock could fall substantially, either suddenly or over time.

Our operating and financial results forecast relies in large part upon assumptions and analyses developed by our management. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

Our projected financial and operating data reflect, as of their date, estimates of future performance and incorporates certain financial and operational assumptions, including the level of demand for our ZEVs, the performance of our ZEVs, the utilization of the ZEV fleet, the useable vehicle life, vehicle downtime, related maintenance and repair costs and availability of supplies in the quantities we need and on the timeline we expect and the duration and potential impact of the COVID-19 pandemic there can be no assurance that the actual results upon which our assumptions are based will be in line with our expectations. In addition, whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecasts depends on a number of factors, many of which are outside of our control, including, but not limited to:

•	our ability to have access to an adequate supply of motors, chassis and other critical components for our vehicles on the timeline we expect;
•	whether we can obtain sufficient capital to sustain and grow our business;
•	the potential severity, magnitude and duration of the COVID-19 pandemic as it affects our business operation, global supply chains, financial results and position and on the U.S. and global economy;
•	our ability to evaluate market demand;
•	our ability to manage our growth and our ability to scale up production to meet demand;
•	whether we can manage relationships with key suppliers and partners;
•	our ability to access HVIP funding in the amounts and on the timeline we need;

•	the ability to obtain necessary regulatory approvals;
•	the timing and costs of new and existing marketing and promotional efforts;
•	competition, including from established and future competitors;
•	our ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel;
•	the overall strength and stability of domestic and international economies;
•	regulatory, legislative and political changes; and
•	consumer preferences and spending habits.

On August 16, 2021, as a result of certain recent events which have temporarily limited our ability to accurately forecast precise dates for completed vehicles and powertrain systems, we withdrew our prior guidance. These events include

•	The July 2021 unexpected temporary shutdown of a supplier plant, limiting our supply of certain chassis with no commitment on future production quantities or deliveries.
•	The Delta variant of Covid-19 has resulted in return to office delays for numerous customers from the fall of 2021 to later in 2021 or into 2022. This has caused a delay of some of our orders for campus coach and shuttle buses from 2021 to 2022.
•	June 2021 and July 2021 introduction of a new product configuration at a battery supplier has resulted in production delays and delivery of parts.
•	June 2021 drivetrain supplier shifted production to a new international factory which has resulted in production startup issues and delays on delivery of parts.
•	Dislocations under the HVIP in June 2021 and August 2021 whereby the demand exceeded the availability of funds, causing delays in our customer’s ability to receive sufficient funding under the HVIP for their orders.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our business operations and financial results. We undertake no obligation to revise or update any previously provided forecasts or projections, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. We caution you to not place undue reliance on any of our forecasts or projections.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and manufacturing our ZEVs and electric powertrains and building our brands. We expect to incur significant expenses which will impact our profitability, including research and development expenses, raw material procurement costs, lease costs, sales and distribution expenses as we build our brand and market our ZEVs and electric powertrains, and general and administrative expenses as we scale our operations. In addition, we may incur significant costs in connection with our services. Our ability to become profitable in the future will not only depend on our ability to successfully market our ZEVs and electric powertrains and other products and services, but also to control our costs. If we are unable to cost efficiently design, manufacture, market, sell, distribute and service our electric powertrains and services, our margins, profitability and prospects would be materially and adversely affected.

If any of our suppliers experience financial difficulties, cease operations or otherwise face business disruptions, we may experience production disruptions, which would have an adverse impact on our business and results of operations.

We expect to purchase various types of equipment, raw materials and manufactured component parts from our suppliers. If these suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, we may experience production disruptions, which would have an adverse impact on our business and results of operations. For example, our revenue for the fiscal quarter ended June 30, 2021 was constrained by motor deliveries from one key supplier, which we are now working to remedy through the addition of new, motor suppliers. However, additional supply chain disruptions, including battery and chassis shortages, remain and given these supply chain challenges, we expect supply chain constrains will continue to impact our 2021 revenue. In addition, in June 2021 and July 2021, the introduction of a new product configuration at a battery supplier has resulted in production delays and delivery of parts. In June 2021, a Drivetrain supplier shifted production to a new international factory which has resulted in production startup issues and delays on delivery of parts. Without being able to complete the final vehicle commissioning due to these supply chain constraints, the lack of visibility from suppliers on shipments, and ramp time required for new suppliers, our ability to forecast precise invoice and ship dates for completed vehicles is limited. Any disruption could affect our ability to deliver vehicles and could increase our costs and negatively affect our liquidity and financial performance.

We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.

The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. The first Delta variant case was identified in December 2020, and the variant soon became the predominant strain of the virus and by the end of July, the Delta variant was the cause of more than 80% of new U.S. COVID-19 cases. Numerous government regulations and public advisories, as well as shifting social behaviors, have temporarily limited or closed non-essential transportation, government functions, business activities and person-to-person interactions, and the duration of such trends is difficult to predict. Reduced operations and production line shutdowns at commercial vehicle OEMs due to the COVID-19 pandemic, limitations on travel by our personnel and personnel of our customers and increased demand for medium-duty commercial trucks within our customers’ fleets caused some customers to delay the planned installation of our powertrain system on their trucks, and future delays or shutdowns of medium-duty commercial vehicle OEMs or our suppliers could impact our ability to meet customer orders. In particular, the Delta variant emergence in the United States has resulted in a delay in return to work by major companies which has resulted in a push out of expected orders for the third quarter and beyond.

Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses, could have a material adverse effect on the demand for ZEVs. Under difficult economic conditions, potential customers may seek to reduce spending by foregoing ZEVs for other traditional options. Decreased demand for ZEVs, particularly in the United States, could negatively affect our business.

The specific timing and pace of our resumption of normal operations will depend on the status of various government regulations and the readiness of our suppliers, vendors and workforce. Although we are working to resume meetings with potential customers, it ultimately remains uncertain how we may be impacted should the COVID-19 pandemic concerns increase in the future. For example, the Delta variant of COVID-19 has resulted in return to office delays for numerous customers from the fall of 2021 to later in 2021 or into 2022. This has caused a delay of some of our orders for campus coach and shuttle buses from 2021 to 2022.

Our operations and timelines may also be affected by global economic markets and levels of consumer comfort and spend, which could impact demand in the worldwide transportation industries. Because the impact of current conditions on an ongoing basis is yet largely unknown, is rapidly evolving and has been varied across geographic regions, this ongoing assessment will be particularly critical to allow us to accurately project demand and infrastructure requirements globally and deploy our workforce and other resources accordingly. If current global market conditions continue or worsen, or if we cannot or do not resume reduced operations at a rate commensurate with such conditions or resume full operational capacity and we are later required to or choose to reduce such operations again, our business, prospects, financial condition and operating results could be materially harmed.

Additionally, there are no comparable recent events which may provide guidance as to the effect of the spread of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the situation closely.

Our business model has yet to be tested and any failure to commercialize our strategic plans would have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

Investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. Therefore, there is nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. Any failure to commercialize our strategic plans would have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

Our limited operating history makes evaluating our business and future prospects difficult.

You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We intend to derive substantially all of our revenues from the sale of ZEVs and electric powertrains, which are still in the early stages of development. There are no assurances that we will be able to secure future business with the major trucking companies or bus companies, including city transit companies.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our expectations, our operating results and financial position could be materially affected. The projected financial information appearing elsewhere in this prospectus has prepared by management and reflects current estimates of future performance.

Our business plans require a significant amount of capital. We expect to need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our operations and prospects could be negatively affected.

The design, manufacture, sale and servicing of our ZEVs and electric powertrains is capital-intensive. In the near term our capital will be deployed for the projected operating expenses to execute on our business plan, to provide necessary working capital for accounts receivable and inventory and to finance our anticipated capital expenditures to expand the manufacturing capacity to meet revenue forecasts. In the future, we may need to raise additional capital to scale our manufacturing. In addition, we may raise capital earlier on an opportunistic basis. These additional funds may be raised through the issuance of equity, equity related or debt securities, or through obtaining credit from government or financial institutions or through collaborations or licensing arrangements. Additional capital will be necessary in the future to fund ongoing operations, continue research, development and design efforts and improve infrastructure. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders.

If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

The HVIP potentially represents a large portion of our revenues, and the failure to effectively execute the HVIP, both by us and by HVIP, could have a material adverse impact on our business, financial condition and results of operations.

Many customers of EVs utilize state and Federal incentive programs to offset the higher initial costs of electric vehicles. Our customers have historically leveraged the California HVIP as well as Volkswagen Emissions Mitigation Trust Fund (“VW EMTF”) funding that is allocated to each state to purchase our vehicles and charging systems. The HVIP program, which California has allocated approximately $167 million in 2021, represents the most utilized of the subsidy programs to our customers due to its ease of access and amount of funding per vehicle (approximately 30% of the cost of one of our electric vehicles). As of June 30, 2021, there were twenty-four other active companies that, like us, have certified vehicles (class 3-7) that can be funded under the HVIP program. For the six months ended June 30, 2021, we derived approximately 16% of our revenue from HVIP funding. Of the order backlog as of June 30, 2021, approximately 50% of the orders have contingencies for 2021 HVIP funding that have not yet been secured. Although we have successfully participated in the program for the last five years, and will apply for HVIP funding on behalf of our customers in the second half of 2021, any material problem with the HVIP program for 2021 could have a material adverse impact on our business, financial condition and results of operations. Moreover, if the demand exceeds the availability of funds, then our customers may elect to cancel orders. For example, dislocations under the HVIP in June 2021 and August 2021 whereby the demand exceeded the availability of funds, are causing delays in our customer’s ability to receive sufficient funding under the HVIP.

Increased interest and potential competition in our market from traditional OEMs may reduce our market share and could negatively impact our business and prospects.

Historically, large legacy OEMs have not been attracted to our market because it is comprised of multiple, specialized sub-markets, each of which does not have sufficient volume to support their high-capital manufacturing models. The return on investment in the medium-duty EV markets has not been sufficient for large legacy OEMs to justify the research and development and capital expenditures necessary to innovate and compete in our market. Additionally, traditional vocational OEMs have not entered the powertrain market, and we believe they do not currently have the engineering or manufacturing resources to enter such markets. However, given the anticipated increase in market demand for clean energy solutions and general decrease in the cost of manufacturing such solutions over time, we anticipate both large legacy OEMs and traditional vocational OEMs may transition into our market and become our direct competitors. If and when this occurs, the resulting increase in competition is likely to reduce our market share and could negatively impact our business and prospects.

Our EVs make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames. If such events occur in our EVs, we could face liability associated with our warranty, for damage or injury, adverse publicity and a potential safety recall, any of which would adversely affect our business, prospects, financial condition and operating results.

The battery packs in our EVs use lithium-ion cells, which have been used for years in laptop computers and cell phones. On occasion, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. These events also have raised questions about the suitability of these lithium-ion cells for automotive applications. There can be no assurance that a field failure of our battery packs will not occur, which would damage the vehicle or lead to personal injury or death and may subject us to lawsuits. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs on our vehicles do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity could adversely affect our business, prospects, financial condition and operating results.

Our Lightning Charging service, which, if not appropriately managed and controlled, can cause damage or injury, adverse publicity and a potential safety recall, any of which would adversely affect our business, prospects, financial condition and operating results.

There can be no assurance that a field failure of our charging infrastructure will not occur, which would damage the vehicle or lead to personal injury or death and may subject us to lawsuits. Furthermore, there is some risk of electrocution if our customers attempt to repair or service charging infrastructure we have provided or if our customers do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity could adversely affect our business, prospects, financial condition and operating results.

We and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting. If we are unable to remedy these material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact investors’ confidence and our stock price.

In connection with the audit of our financial statements for the year ended December 31, 2020, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. Specifically, we found that we did not have in place an effective control environment with formal policies and procedures to allow for a detailed review of accounting transactions that would identify errors in a timely manner. In addition, due to our small size, we did not have proper segregation of duties in certain areas of the financial reporting process, including but not limited to cash receipts and disbursements, journal entry processing and IT general controls, and did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and financial accounting and reporting requirements.

We are continuing to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including retaining an outside accounting firm who is currently helping in the design of a formal remediation plan to address the three material weaknesses noted above as follows:

●	Policies and Procedures: We are currently identifying significant policies and procedures to be developed, documented and implemented throughout the remainder of the year. This includes identifying the associated controls related to such policies and procedures.
●	Segregation of Duties: We are currently executing an assessment to include: segregation of duties modeling, segregation of duties technical mapping and analysis/remediation assistance of the significant risks identified in the assessment. In addition, we have hired additional employees in our accounting department to help mitigate this risk; and
●	Technical Accounting Resources: In addition to contracting with an outside accounting firm for technical accounting support, we have hired a Vice President of Accounting & Controller and a Senior Director of SEC Reporting, each with over 25 years of appropriate accounting experience and knowledge.

If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable NYSE listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigation by the NYSE, the SEC or other regulatory authorities

The performance characteristics of our electrified powertrain solutions, including fuel economy and emissions levels, may vary, including due to factors outside of our control.

The performance characteristics of our electrified powertrain solutions, including fuel economy and emissions levels, may vary, including due to factors outside of our control. Our electrified powertrain solutions are still being designed and developed, and there are no assurances that they will be able to meet their projected performance characteristics, including fuel economy and emissions levels. External factors may also impact the performance characteristics of our electrified powertrain solutions. For instance, the estimated fuel savings and fuel economy of vehicles installed with our electrified powertrain solutions may vary depending on factors including, but not limited to, driver behavior, speed, terrain, hardware efficiency, payload, vehicle and weather conditions. Additionally, greenhouse gas (“GHG”), emissions of vehicles installed with our electrified powertrain solutions may vary due to external factors, including the type of fuel, driver behavior, the efficiency and certification of the engine, where the engine is being operated and the characteristics of the vehicle itself, including but not limited to the vehicle’s software controls, drivetrain efficiency, aerodynamics and rolling resistance. These external factors as well as any operation of our electrified powertrain solutions other than as intended, may result in emissions levels that are greater than we expect. Additionally, the amount of GHG emissions of both the ZEVs and electric powertrains will vary due to, but not limited to, the factors mentioned above. Due to these factors, there can be no guarantee that the operators of vehicles using our electrified powertrain solutions will realize the expected fuel savings and fuel economy and GHG emission reductions.

If we fail to manage our growth effectively, including failing to attract and integrate qualified personnel, we may not be able to develop, produce, market and sell our electrified powertrain solutions successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. We expect our future expansion to include:

•	expanding the management team;
•	hiring and training new personnel;
•	leveraging consultants to assist with company growth and development;
•	forecasting production and revenue;
•	controlling expenses and investments in anticipation of expanded operations;

•	establishing or expanding design, production, sales and service facilities;
•	implementing and enhancing administrative infrastructure, systems and processes; and
•	expanding into international markets.

We intend to continue to hire a significant number of additional personnel, including software engineers, design and production personnel and service technicians for our electrified powertrain solutions. Because our electrified powertrain solutions are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in alternative fuel and electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training any newly hired employees. Competition for individuals with experience designing, producing and servicing electrified vehicles and their software is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.

We, our outsourcing partners and our suppliers may rely on complex machinery for our production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We, our outsourcing partners and our suppliers may rely on complex machinery, for the production, assembly and installation of our electrified powertrain solutions, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our production facilities and the facilities of our outsourcing partners and suppliers consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. For example, in June 2021 and July 2021, the introduction of a new product configuration at a battery supplier has resulted in production delays and delivery of parts in June 2021. In June 2021, a Drivetrain supplier shifted production to a new international factory which has resulted in production startup issues and delays on delivery of parts. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition or operating results.

We are dependent on our suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to deliver the necessary components of our vehicles at prices and volumes, and specifications acceptable to us could have a material adverse effect on our business, prospects, financial condition and operating results.

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our electrified powertrain solutions, such as natural gas generators. While we plan to obtain components from multiple sources whenever possible, some of the components used in our vehicles will be purchased by us from a single source. Our third-party suppliers may not be able to meet their product specifications and performance characteristics or our desired specifications, performance and pricing, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications for their products for which we plan to use or provide warranties that are necessary for our solutions. If we are unable to obtain components and materials used in our electrified powertrain solutions from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. We have experienced disruptions to our supply chain, including our access to critical components, including batteries, motors, wire harness connectors and chassis.  Many of these products are novel products for our suppliers and therefore the supply chain is fragile and many of these products require substantial lead time. These issues have caused, and we expect them to continue to cause further disruptions to our operations, delays in our revenues and, and an adverse impact on our revenue forecasts. See the risk factor entitled, “If any of our suppliers experience financial difficulties, cease operations or otherwise face business disruptions, we may experience production disruptions, which would have an adverse impact on our business and results of operations”.

Our future growth and success is dependent upon consumers’ willingness to adopt electric and ZEV and specifically our vehicles. We operate in the automotive industry, which is generally susceptible to cyclicality and volatility.

Our growth is highly dependent upon the worldwide adoption by consumers of alternative fuel vehicles in general and our ZEVs and electric vehicles in particular. Although we have successfully grown demand for our vehicles thus far, there is no guarantee of such future demand, or that our vehicles will not compete with one another in the market. Moreover, the target demographics for our vehicles, in particular the mass market demographic for medium-duty trucks, are highly competitive. If the market for electric vehicles in general and our ZEVs in particular, does not develop as we expect, develops more slowly than we expect, or if demand for our vehicles decreases in our markets, our business, prospects, financial condition and operating results could be harmed.

We are still at an earlier stage and have limited resources relative to our competitors. Moreover, the market for alternative fuel vehicles is rapidly evolving. As a result, the market for our vehicles could be affected by numerous factors, such as:

•	perceptions about alternative fuel, hybrid and electric vehicle quality, safety, design, performance, reliability and cost, especially if adverse events or accidents occur that are linked to the quality or safety of alternative fuel, hybrid or electric vehicles;
•	perceptions about vehicle safety in general, including the use of advanced technology, such as vehicle electronics, alternative fuel and regenerative braking systems;
•	the decline of vehicle efficiency resulting from deterioration over time in the ability of the battery to hold a charge;
•	changes or improvements in the fuel economy of internal combustion engines, the vehicle and the vehicle controls or competitors’ electrified systems;
•	the availability of service and associated costs for alternative fuel, hybrid or electric vehicles;
•	perceptions about the limited range over which ZEV and electric vehicles may be driven on a single battery charge;
•	competition, including from other types of alternative fuel vehicles, plug-in ZEV and electric vehicles and high fuel-economy internal combustion engine vehicles;
•	volatility in the cost of energy, oil, gasoline, natural gas, hydrogen and renewable fuels could affect buying decisions, which could affect the carbon profile of our solutions;
•	the availability of refueling stations, particularly compressed natural gas (“CNG”), stations;
•	availability of charging infrastructure to recharge batteries and maintain battery life for electric vehicles;
•	availability of lease and financing options for electric trucks which enable their adoption;
•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy or mandating reductions in tailpipe emissions, including new regulations mandating zero tailpipe emissions compared to overall carbon reduction;
•	the availability of tax and other governmental incentives to purchase and operate alternative fuel, hybrid and electric vehicles or future regulation requiring increased use of nonpolluting trucks;

•	the availability of rebates provided by natural gas fueling stations and natural gas providers to offset the costs of natural gas and natural gas vehicles;
•	our ability and the ability of fleets, utilities and others to purchase and take credit for renewable fuel and energy, such as fast electric charging infrastructure, through low carbon fuel standards (“LCFS”), programs or similar programs that establish carbon intensity benchmarks for transportation fuels in approved states;
•	the availability of tax and other governmental incentives to sell natural gas or deploy electric vehicle charging infrastructure;
•	perceptions about and the actual cost of alternative fuel itself, as well as hybrid and electric vehicles;
•	macroeconomic factors; and
•	concerns about our future viability.

For example, travel restrictions and social distancing efforts in response to the COVID-19 pandemic may negatively impact the commercial trucking industry, such as reduced consumer demand for products carried by the commercial trucking industry, for an unknown, but potentially lengthy, period of time. Additionally, we may become subject to regulations that may require us to alter the design of our electrified powertrain solutions, which could negatively impact customer interest in our products.

In addition, sales of vehicles in the commercial automotive industry tend to be cyclical in many markets, which may expose us to increased volatility, especially as we expand and adjust our operations and retail strategies. Specifically, it is uncertain as to how such macroeconomic factors will impact us as a company that has been experiencing growth and increasing market share in an industry that has globally been experiencing a recent decline in sales.

We may fail to attract new customers in sufficient numbers or at sufficient rates or at all or to retain existing customers.

We must continually add new customers both to replace departing customers and to expand our current customer base. We may not be able to attract new customers in sufficient numbers to do so. Even if we are able to attract new customers to replace departing customers, these new customers may not maintain the same level of commitment. In addition, we may incur marketing or other expenses, including referral fees, to attract new customers, which may further offset revenues from customers. For these and other reasons, we could experience a decline in revenue growth, which could adversely affect our results of operations.

If consumers do not perceive our product offerings to be of value or our ZEV offerings are not favorably received by them, we may not be able to attract and retain customers. If our efforts to satisfy and retain our existing customers are not successful, we may not be able to attract customers, and as a result, our ability to maintain and/or grow our business will be adversely affected. Customer retention will also be largely dependent on the quality and effectiveness of our customer service and operations, which may be handled internally by our personnel and also by third-party service providers. If we are unable to successfully compete with current and new competitors in both retaining existing customers and attracting new customers, our business will be adversely affected.

In addition, our results of operations could be adversely affected by declines in demand for our product offerings. Demand for our product offerings may be negatively affected by a number of factors, including geopolitical uncertainty, competition, cybersecurity incidents, decline in our reputation and saturation in the markets where we operate.

If we are unable to establish and maintain confidence in our long-term business prospects among customers and analysts within our industry or we become subject to negative publicity, then our financial condition, operating results, business prospects and access to capital may suffer materially.

Customers may be less likely to purchase our commercial ZEVs if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our ZEVs, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, customer unfamiliarity with our ZEVs, any delays in scaling production, delivery and service operations to meet demand, competition and uncertainty regarding the future of hybrid electric and ZEVs, including our ZEVs and our production and sales performance compared with market expectations.

If we fail to manage our future growth effectively, we may not be able to market and sell our ZEVs and electric powertrains successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. Our future expansion will include:

•	training new personnel;
•	forecasting production and revenue;
•	controlling expenses and investments in anticipation of expanded operations;
•	establishing or expanding design, manufacturing, and sales; and
•	implementing and enhancing administrative infrastructure, systems and processes.

We intend to continue to hire a significant number of additional personnel, including design and manufacturing personnel. Because our electric powertrains are based on a different technology platform than traditional powertrains, individuals with sufficient training in alternative fuel and electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience designing and manufacturing electric powertrains is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects.

Our business and prospects depend significantly on our ability to build our brand. We may not succeed in continuing to establish, maintain and strengthen our brand and reputation could be harmed by negative publicity regarding us or our ZEVs.

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen our brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality ZEVs and engage with our customers as intended, and we have limited experience in these areas. In addition, our ability to develop, maintain and strengthen our brand will depend heavily on the success of our customer development and branding efforts. Such efforts may be non-traditional and may not achieve the desired results. To promote our brand, we may be required to change our customer development and branding practices, which could result in substantially increased expenses. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

In addition, if incidents occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm consumer perceptions and confidence in our brand. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ vehicles.

In addition, from time to time, our ZEVs may be evaluated and reviewed by third parties. Any negative reviews or reviews which compare us unfavorably to our competitors could adversely affect consumer perception about our ZEVs.

We may experience significant delays in the design, manufacture, launch and financing of our ZEVs and electric powertrains, which could harm our business and prospects.

Any delay in the financing, design, manufacture and launch of our ZEVs or electric powertrains, could materially damage our brand, business, prospects, financial condition and operating results. Vehicle manufacturers often experience delays in the design, manufacture and commercial release of new products. To the extent we delay or interrupt the launch of our ZEVs or electric powertrains, our growth prospects could be adversely affected as we may fail to grow our market share. Furthermore, we rely on third party suppliers for the provision and development of many of the key components and materials used in our products. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines, or be forced to seek alternative suppliers.

We will rely on complex machinery for our operations and our production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We will rely heavily on complex machinery for our operations and our production will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing plant consists of large-scale machinery combining many components. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, and seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

Amounts included in backlog may not result in actual revenue and are an uncertain indicator of our future earnings.

We define backlog as the accumulation of all orders for which revenue has not been recognized and we consider valid. The determination of backlog includes, among other factors, our subjective judgment about the likelihood of an order becoming revenue. Our judgments in this area have been, and in the future, may be, incorrect and we cannot assure you that we will recognize revenue with respect to each order included in backlog. Some of our backlog consists of nonbinding orders. In addition, orders can be delayed for a number of reasons, many of which are beyond our control, including supplier delays, which may cause delays in our manufacturing process, and delays associated with the ongoing coronavirus pandemic. We may not be aware of these delays affecting our suppliers and as a result may not consider them when evaluating the contemporaneous effect on backlog. Moreover, orders generally do not have firm dates by when a customer must take delivery or accept our products, and certain customers may not provide a deposit or letter of credit with the contract, either of which could allow a customer greater flexibility to delay the order without cancelling the contract. Further, our backlog could be reduced due to cancellation of orders by customers.

Should a cancellation occur, our backlog and anticipated revenue would be reduced unless we were able to replace the cancelled order. Reductions in our backlog could negatively impact our future results of operations.

We evaluate our backlog at least quarterly to determine if the orders continue to meet our criteria for inclusion in backlog. We may adjust our reported backlog to account for any changes in: customer or distributor plans or financial conditions; the customer’s or distributor’s continued intent and ability to fulfill the order contract; regulatory requirements; or due to changes in our ability, or the methodology used, to determine whether an order contract is likely to be completed. Because revenue will not be recognized until we have fulfilled our obligations to a customer, there may be a significant amount of time from signing a contract with a customer or shipping a system and revenue recognition. We cannot assure you that our backlog will result in revenue on a timely basis or at all, or that any cancelled contracts will be replaced.

If our ZEV medium-duty trucks fail to perform as expected, our ability to develop, market and sell or lease our alternative fuel and electric trucks could be harmed.

Our ZEV trucks and our electric powertrains may contain defects in design and manufacture that may cause them not to perform as expected or may require repair. We currently have limited frame of reference by which to evaluate the performance of our electric powertrains upon which our business prospects depend. For example, our powertrains will use a substantial amount of software to operate which will require modification and updates over the life of the vehicle. Software products are inherently complex and often contain defects and errors when first introduced. There can be no assurance that we will be able to detect and fix any defects in the powertrains’ hardware or software prior to commencing customer sales. We may experience recalls in the future, which could adversely affect our brand in our target markets and could adversely affect our business, prospects and results of operations. Our electric powertrains may not perform consistent with customers’ expectations or consistent with other powertrains which may become available. Any product defects or any other failure of our electric powertrains to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects. Additionally, problems and defects experienced by other alternative fuel truck companies or electric consumer vehicles could by association have a negative impact on perception and customer demand for our electrified powertrain solutions.

Although we are one of the first companies to bring electric powertrains for medium- duty vehicles to market, competitors have already displayed prototypes similar to ours and may enter the market and compete for market share.

We face competition in the medium-duty commercial electric vehicles market, primarily from small companies with limited resources and produced vehicles on the road. To date, there are less than 3,000 commercial electric vehicles on the road. We are aware though that traditional OEMs, and larger Tier 1 suppliers are working on medium-duty commercial electric vehicles. If these traditional OEMs and Tier 1 suppliers choose not to partner with us, but instead bring competing products to market at a high quality, scale, and compelling price, we may experience a reduction in potential market share.

Although we have a first-to-market advantage, these potential competitors have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

Cummins Inc., or Cummins, Daimler AG, parent of Freightliner Trucks, Dana, Navistar International Corporation, PACCAR Inc., parent of Kenworth Trucks, Inc. and Peterbilt Motors Company, Volvo Group, XL Fleet, Work Horse, XOS Trucks, and other commercial vehicle manufacturers have announced their plans to bring medium-duty commercial electric vehicles to the market. Furthermore, we also face competition from manufacturers of internal combustion engines powered by gasoline and diesel fuel. We expect additional competitors to enter the industry as well.

We expect competition in our industry to intensify in the future in light of increased demand and regulatory push for alternative fuel and electric vehicles.

Developments in alternative technology improvements in the internal combustion engine may adversely affect the demand for our products.

Significant developments in alternative technologies, such as advanced diesel, ethanol, or compressed natural gas or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Other fuels or sources of energy may emerge as customers’ preferred alternative to our electric powertrains for medium-duty trucks platform. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced electric powertrains, which could result in the loss of competitiveness of our powertrains, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in electric powertrain technology. As technologies change, we plan to upgrade or adapt our electric powertrains and introduce new models in order to continue to provide vehicles with the latest technology. However, our electrified powertrain solutions may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our electrified powertrain solutions.

We have limited experience servicing our vehicles. If we are unable to address the service requirements of our customers, our business will be materially and adversely affected.

Because we have only recently begun production of our ZEV medium-duty trucks, we have limited experience servicing or repairing our vehicles. Servicing alternative fuel and electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We may decide to partner with a third party to perform some or all of the maintenance on our trucks, and there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our electrified powertrain solutions. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers on platforms such as ours. As we continue to grow, additional pressure may be placed on our customer support team, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition and operating results may be materially and adversely affected.

In addition, the motor vehicle industry laws in many states require that service facilities be available to service vehicles physically sold from locations in their state. While we anticipate developing a service program that would satisfy regulators in these circumstances, the specifics of our service program are still in development, and at some point may need to be restructured to comply with state law, which may impact our business, prospects, financial condition and operating results.

Future product recalls could materially adversely affect our business, prospects, operating results and financial condition.

Any product recall in the future may result in adverse publicity, damage our brand and materially adversely affect our business, prospects, operating results and financial condition. In the future, we may voluntarily or involuntarily, initiate a recall if any of our electric powertrain components (including the fuel cell or batteries) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may not be able to re-deploy recalled vehicles for a significant period of time. Such recalls involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

Insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition and operating results.

Once our powertrains are in production, we will need to maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our electric powertrains, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

We face significant barriers to manufacture our ZEVs, and if we cannot successfully overcome those barriers our business will be negatively impacted.

The ZEV industry has traditionally been characterized by significant barriers to entry, including the ability to meet performance requirements or industry specifications, acceptance by end users, large capital requirements, investment costs of design and production, long lead times to bring ZEVs to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements, establishing a brand name and image and the need to establish sales capabilities. If we are not able to overcome these barriers, our business, prospects, financial condition and operating results will be negatively impacted and our ability to grow our business will be harmed.

Our ZEVs are subject to motor vehicle standards and the failure to satisfy such mandated safety standards would have a material adverse effect on our business and operating results.

All vehicles sold must comply with international, federal and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified by the manufacturer under the federal regulations. Rigorous design, testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure by us to have our ZEVs or other altered vehicles satisfy all applicable motor vehicle standards would have a material adverse effect on our business and operating results.

If we are unable to attract and retain key employees and hire qualified management, technical and engineering personnel, our ability to compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel.

Competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. Any failure by our management team to perform as expected may have a material adverse effect on our business, prospects, financial condition and results of operations.

In particular, we are highly dependent on the services of Tim Reeser, Chief Executive Officer, and largest stockholder. Mr. T. Reeser is the source of many, if not most, of the ideas and execution driving our Company. If Mr. T. Reeser were to discontinue his service to us due to death, disability or any other reason, we would be significantly disadvantaged.

Increases in costs, disruption of supply or shortage of raw materials could harm our business.

Once we begin commercial production of electric powertrains, we may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials including aluminum, steel, carbon fiber, non-ferrous metals (such as copper), and cobalt. The prices for these raw materials fluctuate depending on market conditions and global demand and could adversely affect our business and operating results.

Any disruption in the supply of necessary components could temporarily disrupt production of our ZEV medium-duty trucks or our electric powertrains until a different supplier is fully qualified. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials would increase our operating costs and could reduce our margins if the increased costs cannot be recouped through increased ZEV truck prices. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing truck prices.

We are or may be subject to risks associated with strategic alliances or acquisitions, and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

We have entered into, and may in the future enter into additional, strategic alliances, including joint ventures or minority equity investments with various third parties to further our business purpose. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

Strategic business relationships will be an important factor in the growth and success of our business. However, there are no assurances that we will be able to continue to identify or secure suitable business relationship opportunities in the future or our competitors may capitalize on such opportunities before we do. Moreover, identifying such opportunities could require substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects, financial condition and operating results could be materially adversely affected.

When appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

Any unauthorized control or manipulation of our electric powertrains’ systems could result in loss of confidence in us, ZEVs and our powertrains and harm our business.

Our electric powertrains contain complex information technology systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our electric powertrains and related systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks, powertrains and systems to gain control of or to change our powertrains’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the powertrain. Future vulnerabilities could be identified and our efforts to remediate such vulnerabilities may not be successful. Any unauthorized access to or control of our powertrains or their systems, or any loss of customer data, could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our powertrains, systems or data, as well as other factors that may result in the perception that our powertrains, systems or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition and operating results.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in building our manufacturing facilities.

Our operations are and will continue to be subject to international, federal, state, and/or local environmental laws and regulations, including laws relating to water use; air emissions; use of recycled materials; energy sources; the protection of human health and the environment, natural resources; and the use, handling, storage, disposal and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and we expect that we will be affected by future amendments to such laws or other new environmental and health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition, and operating results. We have been required to obtain and comply with the terms and conditions of multiple environmental permits, certificates, or registrations, many of which are difficult and costly to obtain and could be subject to legal challenges. Violations of these laws, regulations, and permits, certificates and registrations can give rise to liability for administrative oversight and correction costs, cleanup costs, property damage, bodily injury and fines and penalties. In some cases, violations may result in suspension or revocation of permits, certificates or registrations. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third party damages, suspension of production or a cessation of our operations, and reputational harm.

Contamination at properties we currently own or operate, will own or operate, we formerly owned or operated or to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for vapor intrusion and other exposure pathways or impacts to human health or the environment and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the required permits and approvals in connection with our planned production facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business, prospects, financial condition and operating results.

We intend to retain certain personal information about our customers, employees or others and may be subject to various privacy laws.

We are subject to or affected by a number of federal, state and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of our employees, customers and others. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, result in penalties or fines, result in litigation, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allow for a new cause of action for data breaches. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states have begun to propose similar laws. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

We plan to collect, store, transmit and otherwise process data from customers, employees and others as part of our business and operations, which may include personal data or confidential or proprietary information. We also work with partners and third-party service providers or vendors that collect, store and process such data on our behalf and in connection with our ZEVs. There can be no assurance that any security measures that we or our third- party service providers or vendors have implemented will be effective against current or future security threats. If a compromise of data were to occur, we may become liable under our contracts with other parties and under applicable law for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Our systems, networks and physical facilities could be breached or personal information could otherwise be compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our employees or our customers to disclose information or user names and/or passwords. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by our service providers and vendors.

We also intend to use our trucks’ electronic systems to log information about each vehicle’s use in order to aid us in vehicle diagnostics, repair and maintenance. Our customers may object to the use of this data, which may increase our vehicle maintenance costs and harm our business prospects. Possession and use of our customers’ information in conducting our business may subject us to legislative and regulatory burdens in the United States and the European Union that could require notification of data breaches, restrict our use of such information and hinder our ability to acquire new customers or market to existing customers. The regulatory framework for data privacy and security is rapidly evolving, and we may not be able to monitor and react to all developments in a timely manner. As legislation continues to develop, we will likely be required to expend significant additional resources to continue to modify or enhance our protective measures and internal processes to comply with such legislation. Non-compliance or a major breach of our network security and systems could have serious negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.

We may not have adequate insurance coverage for possible claims, law suits, product recalls or other damages claims made against the Company.

We may not have adequate insurance coverage. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle or other reasons may result in the diminished competitiveness of the electric vehicle industry generally. This could materially and adversely affect the growth of our business, prospects, financial condition and operating results.

While certain tax credits and other incentives for alternative energy production, electric vehicles have been available in the past, there is no guarantee these programs will be available in the future. If current tax incentives are not available in the future, our financial position could be harmed. As federal, state, or local legislation related to electric vehicles or data protection continues to develop, we will likely be required to expend significant additional resources to continue to modify or enhance our products, protective measures and internal processes to comply with such legislation.

In particular, we are influenced by federal, state and local tax credits, rebates, grants and other government programs. These include various government programs such as LCFS programs, which encourage low carbon “compliant” transportation fuels (including CNG) in the California or Oregon marketplaces by allowing producers of these fuels to generate LCFS credits that can be sold to noncompliant regulated parties. Additionally, we are influenced by laws, rules and regulations requiring or incentivizing reductions in emissions of greenhouse gases or other pollutants from internal combustion engines or requiring or incentivizing manufacturers to offer for sale increasing numbers of ZEVs. Lawmakers, regulators, policymakers, environmental or advocacy organizations, OEMs, trade groups, suppliers or other groups may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote electric vehicles. Many of these parties have substantially greater resources and influence than we do. Further, changes in federal, state or local political, social or economic conditions, including a lack of legislative focus on these programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementation, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other alternative fuels or alternative vehicles over electric vehicles, would reduce the market for electrified powertrains or ZEVs and harm our operating results, liquidity and financial condition. For instance, California lawmakers and regulators have implemented various measures designed to increase the use of electric, hydrogen and other zero-emission vehicles, including establishing firm goals for the number of these vehicles offered for sale or operated within the state by specified dates and enacting various laws and other programs in support of these goals. Although the influence and applicability of these or similar measures on our business and electrified powertrain and ZEV adoption in general remains uncertain, a reduction in focus by these groups on, or loss of legal authority to incentivize or require the sale of, ZEVs or vehicles with an overall net carbon negative emissions profile, could adversely affect the market for our electrified powertrain solutions. The state of California’s legal authority to develop and implement greenhouse gas emission standards is currently the subject of legal challenges, and the authority of California to implement and enforce GHG emission standards for vehicles and engines in the future is uncertain. If these economic incentives or regulatory programs are reduced or eliminated, there could be a reduction in demand for our electrified powertrain solutions, which could have a material adverse effect on our business, prospects, financial condition and operating results.

We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply. As a result, our business and prospects may be adversely affected.

We anticipate applying for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of electric vehicles and related technologies. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the United States, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our electric powertrains, which could make it more difficult for us to operate our business. We may receive inquiries from patent or trademark owners inquiring whether we infringe their proprietary rights. Companies owning patents or other intellectual property rights relating to electric powertrains may allege infringement of such rights. In response to a determination that we have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•	cease development, sales, or use of electric powertrains that incorporate the asserted intellectual property;
•	pay substantial damages;
•	obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or at all; or
•	redesign one or more aspects or systems of our powertrains.

A successful claim of infringement against us could materially adversely affect our business, prospects, operating results and financial condition. Any litigation or claims, whether valid or invalid, could result in substantial costs and diversion of resources.

We also plan to license patents and other intellectual property from third parties, including suppliers and service providers, and we may face claims that our use of this in-licensed technology infringes the intellectual property rights of others. In such cases, we will seek indemnification from our licensors. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses.

Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.

Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we will rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyright, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology.

The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

•	any patent applications we submit may not result in the issuance of patents (and patents have not yet been issued to us based on our pending applications);
•	the scope of our issued patents may not be broad enough to protect our proprietary rights;

•	our issued patents may be challenged and/or invalidated by our competitors;
•	our employees or business partners may breach their confidentiality, non-disclosure and non-use obligations to us;
•	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;
•	our employees or business partners may breach their confidentiality, non-disclosure and non-use obligations to us;
•	third-parties may independently develop technologies that are the same or similar to our;
•	current and future competitors may circumvent our patents; and
•	our in-licensed patents may be invalidated, or the owners of these patents may breach our license arrangements.

Patent, trademark, and trade secret laws vary significantly throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Further, policing the unauthorized use of our intellectual property in foreign jurisdictions may be difficult. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States.

Also, while we have registered trademarks in an effort to protect our investment in our brand and goodwill with customers, competitors may challenge the validity of those trademarks and other brand names in which we have invested. Such challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark.

Our patent applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application to the same subject matter as we have, we may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be sure that any of our existing patents or any patents we may own or license in the future will be useful in protecting our technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition or operating results.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of our management’s time may be devoted to these activities which will result in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. We are in the process of upgrading our finance and accounting systems to an enterprise system suitable for a public company, and a delay could impact our ability or prevent us from timely reporting our operating results, timely filing required reports with the SEC and remediating our material weaknesses and complying with Section 404 of the Sarbanes-Oxley Act. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. We are in the process of expanding our employee base and hiring additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and NYSE. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, these rules and regulations will make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The automotive market is highly competitive, and we may not be successful in competing in this industry.

We face intense competition in bringing our ZEVs to market. Both the automobile industry generally, and the ZEV segment in particular, are highly competitive, and we will be competing for sales with both ZEV manufacturers and traditional automotive companies. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products, including their ZEVs. Additionally, our competitors also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our ZEVs. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors. There are no assurances that customers will choose our ZEVs over those of our competitors, or over internal combustion engines vehicles. We expect additional competitors to enter the industry as well.

We expect competition in our industry to intensify from our existing and future competitors in the future in light of increased demand and regulatory push for alternative fuel and ZEVs.

If the market for ZEVs does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be adversely affected.

Our growth is highly dependent upon the adoption by consumers of ZEVs. The target demographics for our ZEVs are highly competitive. If the market for ZEVs does not develop at the rate or in the manner or to the extent that we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuels, hybrid and ZEVs is new and untested and is characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and incentives, industry standards and uncertain customer demands and behaviors.

The market for alternative fuel vehicles is rapidly evolving and as a result, the market for our ZEVs could be affected by numerous factors, such as:

•	perceptions about ZEV features, quality, safety, performance and cost;

•	perceptions about the limited range over which ZEVs may be driven on a single battery charge;
•	competition, including from other types of alternative fuel vehicles, plug-in hybrid ZEVs and high fuel-economy internal combustion engine vehicles;
•	fuel prices, including volatility in the cost of fossil fuels;
•	the timing of adoption and implementation of fully autonomous vehicles;
•	government regulations and economic incentives;
•	access to charging facilities and related infrastructure costs and standardization of ZEV charging systems;
•	electric grid capacity and reliability; and
•	macroeconomic factors.

Our employees and independent contractors may engage in misconduct or other improper activities, which could have an adverse effect on our business, prospects, financial condition and operating results.

We are exposed to the risk that our employees and independent contractors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other activities that violate laws and regulations, including production standards, U.S. federal and state fraud, abuse, data privacy and security laws, other similar non-U.S. laws or laws that require the true, complete and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, prospects, financial condition and operating results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business, prospects, financial condition and operating results.

We may become subject to product liability claims, including possible class action and derivative lawsuits, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Product liability claims, even those without merit or those that do not involve our ZEVs, could harm our business, prospects, financial condition and operating results. The automobile industry in particular experiences significant product liability claims, and we face inherent risk of exposure to claims in the event our ZEVs do not perform or are claimed to not have performed as expected. As is true for other ZEV suppliers, we expect in the future that our ZEVs will be involved in crashes resulting in death or personal injury. Additionally, product liability claims that affect our competitors or suppliers may cause indirect adverse publicity for us and our ZEVs.

A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim against us or our competitors could generate substantial negative publicity about our ZEVs and business and could have a material adverse effect on our brand, business, prospects, financial condition and operating results. We may self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds, not by insurance.

Our business may be adversely affected by labor and union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. We may also directly and indirectly depend upon other companies with unionized work forces, such as our manufacturing partners, parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results.

If we fail to introduce or acquire new products or services that achieve broad market acceptance on a timely basis, or if its products or services are not adopted as expected, we will not be able to compete effectively.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce new products and services that achieve broad market acceptance. Our ability to successfully introduce and market new products is unproven. Because we have a limited operating history and the market for our products, including newly acquired or developed products, is rapidly evolving, it is difficult to predict our operating results, particularly with respect to any new products that we may introduce. Our success will depend in large part upon our ability to identify demand trends in the market in which we operate and quickly develop or acquire, and design, manufacture and sell, products and services that satisfy these demands in a cost-effective manner.

In order to differentiate our products and services from competitors’ products, we need to increase focus and capital investment in research and development, including software development. If any products currently sold by, and services offered by, us do not continue, or if our new products or services fail to achieve widespread market acceptance, or if we are unsuccessful in capitalizing on opportunities in the market in which we operate, our future growth may be slowed and our business, results of operations and financial condition could be materially adversely affected. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product or service will have on existing product or service sales. It is possible that we may not be successful with our new products and services, and as a result our future growth may be slowed and our business, results of operations and financial condition could be materially adversely affected. Also, we may not be able to respond effectively to new product or service announcements by competitors by quickly introducing competitive products and services.

In addition, we may acquire companies and technologies in the future. In these circumstances, we may not be able to successfully manage integration of the new product and service lines with our existing suite of products and services. If we are unable to effectively and successfully further develop these new product and service lines, we may not be able to increase or maintain sales, and our gross margin may be adversely affected.

Furthermore, the success of our new products will depend on several factors, including, but not limited to, market demand costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, our ability to support these products, differentiation of new products from those of our competitors, market acceptance of these products, delays and quality issues in releasing new products and services. The occurrence of one or more of the foregoing factors may result in lower quarterly revenue than expected, and we may in the future experience product or service introductions that fall short of its projected rates of market adoption.

If our products fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.

Our success will depend on our ability to develop and market products that are recognized and accepted as reliable, enabling and cost-effective. Some potential customers may already use products similar to what we currently offer and similar to what we may offer in the future and may be reluctant to replace those products with what we currently offer or which we may offer in the future. Market acceptance of our products and technology will depend on many factors, including our ability to convince potential customers that our products and technology are an attractive alternative to existing products and technology. Prior to adopting our products and technology, some potential customers may need to devote time and effort to testing and validating our systems. Any failure of our systems to meet these customer benchmarks could result in potential customers choosing to retain their existing systems or to purchase systems other than ours.

Risks Related to Ownership of Our Common Stock

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our officers, directors and their affiliates beneficially own approximately 62.2% of our common stock at June 30, 2021. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our Common Stock in the foreseeable future. Consequently, holders of our Common Stock may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

If we do not maintain a current and effective prospectus relating to the Common Stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not maintain as current and effective the prospectus relating to the Common Stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of Common Stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the Common Stock issuable upon exercise of the warrants is available. Pursuant to the terms of the Amended and Restated Warrant Agreement, we have agreed to use our best efforts to have filed a registration statement relating to the Common Stock issuable upon exercise of the warrants and have agreed to maintain its effectiveness until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are not able to do so, the potential “upside” of the holder’s investment in Lightning eMotors may be reduced or the warrants may expire worthless.

There is no guarantee that the warrants will ever be in the money, and they may expire worthless and the terms of warrants may be amended.

The exercise price for the warrants is $11.50 per share of Common Stock. There is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

In addition, the warrants were issued in registered form under the Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Amended and Restated Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding warrants to make any other change. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 50% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares and their respective affiliates and associates have of Common Stock purchasable upon exercise of a warrant.

Warrants will become exercisable for our Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

The public warrants issued as part of our Business Combination are exercisable for 14,999,970 shares of Common Stock at $11.50 per share. We also issued the warrants related to the Convertible Note to purchase up to 8,695,652 shares of Common Stock for a per share exercise price of $11.50. The additional shares of Common Stock issued upon exercise of these warrants will result in dilution to our holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

The Company has no obligation to net cash settle the warrants.

In no event will the Company have any obligation to net cash settle the warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the warrants upon exercise of the warrants. Accordingly, the warrants may expire worthless.

A market for the Company’s securities may not continue, which would adversely affect the liquidity and price of its securities.

The price of our securities may fluctuate significantly due to general market and economic conditions. An active trading market for our securities may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, the NYSE for any reason, and are quoted on the OTC Bulletin Board (an inter-dealer automated quotation system for equity securities that is not a national securities exchange), the liquidity and price of our securities may be more limited than if our securities were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

The market price of our securities may fluctuate and may decline.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on our securities.

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	changes in the market’s expectations about our operating results;
•	success of competitors;
•	Our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	Our ability to market new and enhanced services and products on a timely basis;
•	changes in laws and regulations affecting our business;
•	commencement of, or involvement in, litigation involving us;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of shares of our Common Stock available for public sale;
•	any major change in the board or management;
•	sales of substantial amounts of Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

If securities or industry analysts cease publishing research or reports about our Company, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about our Company, our business, our market, or our competitors. If any of the analysts who cover us, change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who covers us were to cease covering us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

The future sales of shares by existing stockholders may adversely affect the market price of our Common Stock.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our Common Stock in the public market, the market price of our Common Stock could decline.

There were approximately 73.2 million shares of Common Stock outstanding immediately following the Business Combination, and there may be a large number of shares of Common Stock sold in the market following the completion of the Business Combination. The shares held by the Company’s public stockholders and the shares of Common Stock held by the PIPE Investor are freely tradable. In addition, we have registered the resale of shares of some of the shares of Common Stock issued as part of the Business Combination, which shares will become available for resale following the expiration of any applicable lockup period, as well as the shares of Common Stock into which the Convertible Note will convert and are issuable upon exercise of the Convertible Note. We also expect that Rule 144 will become available for the resale of shares of our Common Stock that are not registered for resale beginning on May 12, 2022. Such sales of shares of Common Stock or the perception of such sales may depress the market price of our Common Stock.

We may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force warrant holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants and warrants underlying the units issuable upon conversion of working capital loan will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

We have registered the shares of Common Stock issuable upon exercise of the warrants under the Securities Act. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act at the time of exercise, we will be required to permit holders to exercise their public warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Common Stock is at the time of any exercise of a public warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their public warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any public warrant, or issue securities or other compensation in exchange for the public warrants in the event that we are unable to register or qualify the shares underlying the public warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the public warrants is not so registered or qualified or exempt from registration or qualification, the holder of such public warrant shall not be entitled to exercise such public warrant and such public warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of public units will have paid the full unit purchase price solely for the shares of Common Stock included in the public units. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.

Anti-takeover provisions contained in our Second Amended and Restated Certificate of Incorporation as well as provisions of Delaware law, could impair a takeover attempt.

Our Second Amended and Restated Certificate of Incorporation contain a provision that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are is also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions will include:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;
•	the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; and
•	the requirement that a meeting of stockholders may only be called by members of our Board or the stockholders holding a majority of our shares, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.

These provisions, alone or together, could delay hostile takeovers and changes in control of us or changes in our Board and management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of our outstanding Common Stock from engaging in certain business combinations without approval of the holders of substantially all of our Common Stock. Any provision of the Second Amended and Restated Certificate of Incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.

We had 670,108 warrants that were issued in private placements that occurred concurrently with Business Combination. These private warrants and the shares of our Common Stock issuable upon the exercise of the private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the units sold in our Business Combination, in which case the 670,108 private warrants could be redeemed by the Company for $6,701. Under GAAP, we are required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by us, the requirements for accounting for these warrants as equity are not satisfied. Therefore, we are required to account for these private warrants as a warrant liability and record (a) that liability at fair value, which was determined as the same as the fair value of the warrants included in the units sold in the Business Combination, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

Our Second Amended and Restated Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America is the sole and exclusive forums for substantially all disputes between Lightning eMotors and its stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with Lightning eMotors or its directors, officers, or employees.

Our Second Amended and Restated Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Second Amended and Restated Certificate of Incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or employees which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in our Second Amended and Restated Certificate of Incorporation. If a court were to find such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our Second Amended and Restated Certificate of Incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

General Risk Factors

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We are an emerging growth company (“EGC”), as defined in the JOBS Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an EGC under the JOBS Act until the earliest of (i) December 31, 2025, which is the last day of our first fiscal year following the fifth anniversary of the initial public offering of Gig, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous

We cannot predict if investors will find our Common Stock less attractive because we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti- corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect the Company’s business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments. In particular, the Company is required to comply with certain SEC, NYSE and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

To the extent applicable, the information in Item 8.01 below is incorporated by reference into this Item 5.02.

Item 5.08 Shareholder Director Nominations

To the extent applicable, the information in Item 8.01 below is incorporated by reference into this Item 5.08.

Item 8.01 Other Events

We intend to hold our first meeting of shareholders (the “Annual Meeting”) on October 7, 2021, at 9:00 AM Mountain Daylight Time virtually. We will publish additional details regarding the additional information regarding the time, location and matters to be voted on at the Annual Meeting in the Company’s proxy statement for the Annual Meeting.

At a meeting of the board of directors of the Company (the “Board”) on August 10, 2021, the Board voted to adopt a three-member slate of directors for Class I to be elected at the Annual Meeting. The slate will include Mr. Timothy Reeser, Mr. Robert Fenwick-Smith (currently serving as Class II and Class III directors, respectively) and Ken Jack. Avi Katz, Raluca Dinu and Neil Miotto, currently serving as Class I directors, each have a term that will expire at the conclusion of the Annual Meeting and will not be re-nominated to the Board. In connection with their nomination, Mr. Timothy Reeser and Mr. Robert Fenwick-Smith notified the Board on August 10, 2021 that Mr. Reeser will resign as a Class II director and Mr. Fenwick-Smith will resign as a Class III director, each effective as of the Annual Meeting and each contingent upon their election as a Class I director. If elected as Class I directors by the shareholders at the Annual Meeting, Mr. Resser and Mr. Fenwick-Smith will each serve until the 2024 meeting of shareholders.

We are also disclosing deadlines for certain notices under SEC rules and our Amended and Restated Bylaws in connection with the Annual Meeting.

Under the SEC’s proxy rules, we have set the deadline for submission of proposals to be included in our proxy materials for the Annual Meeting as the close of business on August 26, 2021. Accordingly, in order for a shareholder proposal to be considered for inclusion in our proxy materials for the Annual Meeting, the proposal must be received by our General Counsel, Lightning eMotors, Inc., 815 14th Street, Loveland, Colorado 80537, on or before the close of business on August 26, 2021, and must comply with the procedures and requirements set forth in Rule 14a-8 under the Securities Exchange Act of 1934, as amended.

In accordance with the advance notice requirements contained in our Amended and Restated Bylaws, for business to be brought before the Annual Meeting by a shareholder, other than Rule 14a-8 proposals described above, written notice must be delivered to our General Counsel, Lightning eMotors, Inc., 815 14th Street, Loveland, Colorado 80537, on or before the close of business on August 26, 2021. These shareholder notices also must comply with the requirements of our Amended and Restated Bylaws and will not be effective otherwise.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1

Second Amended and Restated Certificate of Incorporation of Lightning eMotors, Inc. (incorporated by reference to Exhibit 3.1 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on May 12, 2021)

3.2	Amended and Restated Bylaws of Lightning eMotors, Inc. (incorporated by reference to Exhibit 3.2 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on May 12, 2021)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed on the Company’s Form S-1, filed by the Registrant on June 21, 2021)

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit A in Exhibit 10.4 filed on the

Company’s Current Report on Form 8-K, filed by the Registrant on May 12, 2021)

10.1

Registration Rights and Lock-Up Agreement, dated May 6, 2021, by and among Lightning eMotors, Inc. and certain stockholders (incorporated by reference to Exhibit 10.1 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on May 12, 2021)

10.2

Indenture dated May 6, 2021, by and between Lightning eMotors, Inc. and Wilmington Trust, National Association, a national banking association, in its capacity as trustee thereunder (incorporated by reference to Exhibit 10.3 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on May 12, 2021)

10.3

Amended and Restated Warrant Agreement, dated May 6, 2021, by and between GigCapital3, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 10.4 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on May 12, 2021)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†     Filed herewith

*     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 16, 2021

LIGHTNING EMOTORS, INC.

By:	/s/ Timothy Reeser
Name:	Timothy Reeser
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Teresa Covington
Name:	Teresa Covington
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)