Form 10-Q
period 2021-09-30
Lightning eMotors, Inc.
filed 2021-11-15
CIK 1802749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 29, 2021, there were 74,955,725 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Lightning eMotors, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$187,238	$460
Accounts receivable, net	12,070	4,122
Inventories	10,761	5,743
Prepaid expenses and other current assets	7,237	3,999
Total current assets	217,306	14,324
Property and equipment, net	4,330	2,615
Operating lease right-of-use asset, net	8,840	7,881
Other assets	145	45
Total assets	$230,621	$24,865
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$3,736	$2,599
Accrued expenses and other current liabilities	6,740	2,890
Warrant liability	1,481	21,155
Current portion of long-term debt	—	7,954
Current portion of long-term debt - related party	—	6,225
Current portion of operating lease obligation	1,035	1,769
Current portion of finance lease obligation	—	54
Total current liabilities	12,992	42,646
Long-term debt, convertible note net of debt discount	58,740	—
Long-term debt, net of current portion and debt discount - related party	2,956	1,649
Operating lease obligation, net of current portion	9,431	7,265
Derivative liability	21,368	—
Earnout liability	123,124	—
Total liabilities	228,611	51,560
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit)
Preferred stock, par value $.0001, 1,000,000 shares authorized no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, par value $.0001, 250,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 74,827,128 and 32,949,507 shares issued and outstanding as of September 30, 2021 and December 31, 2020	7	3
Additional paid-in capital	205,753	54,097
Accumulated deficit	(203,750)	(80,795)
Total stockholders’ equity (deficit)	2,010	(26,695)
Total liabilities and stockholders’ equity (deficit)	$230,621	$24,865

See accompanying notes to unaudited financial statements

Lightning eMotors, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$6,257	$3,802	$16,771	$5,368
Cost of revenues	7,026	3,938	19,392	6,213
Gross loss	(769)	(136)	(2,621)	(845)
Operating expenses
Research and development	823	287	2,214	742
Selling, general and administrative	9,299	2,758	29,245	6,973
Total operating expenses	10,122	3,045	31,459	7,715
Loss from operations	(10,891)	(3,181)	(34,080)	(8,560)
Other expenses
Interest expense	3,983	862	9,534	1,242
(Gain) loss from change in fair value of warrant liabilities	(27)	14,533	28,108	14,363
Loss from change in fair value of derivative liability	5,023	—	9,290	—
Loss from change in fair value of earnout liability	31,788	—	44,164	—
Gain on extinguishment of debt	(2,194)	—	(2,194)	—
Other (income) expense	(3)	108	(27)	107
Total other expenses	38,570	15,503	88,875	15,712
Net loss	$(49,461)	$(18,684)	$(122,955)	$(24,272)
Net loss per share	$(0.67)	$(0.59)	$(2.22)	$(0.83)
Weighted-average shares outstanding, basic and diluted	73,740,294	31,585,159	55,298,257	29,305,734

See accompanying notes to unaudited financial statements

Lightning eMotors, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data) (Unaudited)

	Redeemable				Additional	Stockholders’	Total
	Convertible Preferred				Paid-in	Accumulated	Stockholders’
	Stock		Common Stock		Capital	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance as of June 30, 2021	—	$—	73,248,111	$7	$193,804	$(154,289)	$39,522
Exercise of stock options	—	—	506,461	—	511	—	511
Vesting of restricted stock units	—	—	17,168	—	—	—	—
Stock—based compensation expense	—	—	—	—	1,349	—	1,349
Conversion of convertible notes payable	—	—	1,055,388	—	10,089	—	10,089
Net loss	—	—	—	—	—	(49,461)	(49,461)
Balance as of September 30, 2021	—	$—	74,827,128	$7	$205,753	$(203,750)	$2,010

Balance as of December 31, 2020	30,120,057	$43,272	4,910,555	$—	$10,828	$(80,795)	$(69,967)
Retroactive application of recapitalization	(30,120,057)	(43,272)	28,038,952	3	43,269	—	43,272
Adjusted balance beginning of period	—	—	32,949,507	3	54,097	(80,795)	(26,695)
Exercise of Common Warrants¹	—	—	69,232	—	646	—	646
Issuance of Series C redeemable convertible preferred stock upon exercise of Series C warrants¹	—	—	1,756,525	—	14,068	—	14,068
Business Combination and PIPE Financing	—	—	37,843,390	4	109,801	—	109,805
Warrants issued in connection with the Convertible Note	—	—	—	—	14,522	—	14,522
Exercise of stock options¹	—	—	1,135,918	—	552	—	552
Vesting of restricted stock units	—	—	17,168	—	—	—	—
Stock—based compensation expense	—	—	—	—	1,545	—	1,545
Conversion of convertible notes payable	—	—	1,055,388	—	10,089	—	10,089
Issuance of common stock warrants	—	—	—	—	433	—	433
Net loss	—	—	—	—	—	(122,955)	(122,955)
Balance as of September 30, 2021	—	$—	74,827,128	$7	$205,753	$(203,750)	$2,010

Balance as of June 30, 2020	29,818,650	$42,191	3,254,478	$—	$7,402	$(48,730)	$(41,328)
Retroactive application of recapitalization	(29,818,650)	(42,191)	27,853,836	3	42,188	—	42,191
Adjusted balance beginning of period	—	—	31,108,314	3	49,590	(48,730)	863
Issuance of Series C warrants beneficial conversion feature	—	—	—	—	2,976	—	2,976
Exercise of stock options¹	—	—	895,890	—	44	—	44
Stock—based compensation expense	—	—	—	—	254	—	254
Net loss	—	—	—	—	—	(18,684)	(18,684)
Balance as of September 30, 2020	—	$—	32,004,204	$3	$52,864	$(67,414)	$(14,547)

Balance as of December 31, 2019	25,757,260	$37,982	3,254,478	$—	$5,552	$(43,164)	$(37,612)
Retroactive application of recapitalization	(25,757,260)	(37,982)	24,033,725	3	37,979	—	37,982
Adjusted balance beginning of period	—	—	27,288,203	3	43,531	(43,164)	370
Adoption of ASC 842	—	—	—	—	—	22	22
Issuance of Series C redeemable convertible preferred stock¹	—	—	127,302	—	225	—	225
Issuance in connection with the redemption of convertible debt and cash purchase of redeemable Series C convertible preferred stock¹	—	—	3,692,809	—	3,984	—	3,984
Issuance of Series C warrants beneficial conversion feature	—	—	—	—	2,976	—	2,976
Exercise of stock options¹	—	—	895,890	—	44	—	44
Stock—based compensation expense	—	—	—	—	260	—	260
Redemption of convertible notes payable	—	—	—	—	1,844	—	1,844
Net loss	—	—	—	—	—	(24,272)	(24,272)
Balance as of September 30, 2020	—	$—	32,004,204	$3	$52,864	$(67,414)	$(14,547)

¹Share amounts have been retroactively restated to give effect to the recapitalization transaction

See accompanying notes to unaudited financial statements

Lightning eMotors, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share data)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(122,955)	$(24,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	605	263
Provision for doubtful accounts	142	—
Gain on disposal of fixed asset	(9)	—
Gain on extinguishment of debt	(2,194)	—
Change in fair value of warrant liability	28,108	14,363
Change in fair value of earnout liability	44,164	—
Change in fair value of derivative liability	9,290	—
Stock-based compensation	1,545	260
Amortization of debt discount	4,598	470
Non-cash impact of operating lease right of use asset	1,453	795
Issuance of common stock warrants for services performed	433	—
Other non-cash expenses	—	164
Changes in operating assets and liabilities that (used) provided cash:
Accounts receivable	(8,090)	(2,939)
Inventories	(5,018)	(953)
Prepaid expenses and other current assets and other assets	(6,511)	(195)
Accounts payable	1,293	233
Accrued expenses and other current liabilities	5,184	118
Net cash used in operating activities	(47,962)	(11,693)
Cash flows from investing activities
Purchase of property and equipment	(2,320)	(1,301)
Proceeds from disposal of property and equipment	9	—
Net cash used in investing activities	(2,311)	(1,301)
Cash flows from financing activities
Proceeds from term loan and working capital facility	—	1,000
Proceeds from convertible notes payable, net of issuance costs paid	95,000	9,379
Proceeds from Business combination and PIPE Financing, net of issuance costs paid	142,796	—
Proceeds from facility borrowings	7,000	—
Repayments of facility borrowings	(11,500)	—
Proceeds as part of a redemption of convertible notes payable and Series C redeemable convertible preferred stock and warrants	—	3,000
Proceeds from the exercise of Series C redeemable convertible preferred warrants	3,100	—
Proceeds from exercise of common warrants	157	—
Proceeds from issuance of Series C convertible preferred stock and preferred stock warrants	—	3,225
Payments on finance lease obligations	(54)	(50)
Proceeds from exercise of stock options	552	44
Net cash provided by financing activities	237,051	16,598
Net increase in cash	186,778	3,604
Cash - Beginning of year	460	1,297
Cash - End of period	$187,238	$4,901
Supplemental cash flow information - Cash paid for interest	$2,559	$641
Significant noncash transactions
Earnout liability at inception	$78,960	$—
Warrant liability at inception	1,253	—
Derivative liability at inception	17,063	—
Conversion of short-term convertible notes for common stock	9,679	—
Conversion of convertible notes for common stock	10,089	—
Conversion of warrant liabilities for common stock	37,580	—
Conversion of convertible notes payable into Series C redeemable convertible preferred stock	—	3,000

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

On the Closing Date, and in connection with the closing of the Business Combination, Gig changed its name to Lightning eMotors, Inc. (the "Company", "Lightning", “we” or “us”). Lightning Systems was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification ("ASC") 805, Business Combinations. This determination was primarily based on Lightning Systems stockholders prior to the Business Combination having a majority of the voting interests in the combined company, Lightning Systems operations comprising the ongoing operations of the combined company and Lightning Systems senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Lightning Systems issuing stock for the net assets of Gig, accompanied by a recapitalization. The net assets of Gig are stated at historical cost, with no goodwill or other intangible assets recorded.

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

Reclassifications

Certain prior period balances in the consolidated balance sheets and statements of cash flows have been combined or reclassified to conform to current period presentation. Such reclassifications had no impact on net loss or shareholders’ equity previously reported.

Out-of-Period Adjustments

During the three months ended June 30, 2021, the Company identified an error related to the failure to account for the modification of an operating lease for one of its facilities amended in November 2020. The modification extended the term of the lease from November 2024 to February 2027. As a result of the error Operating lease right-of-use assets, Total Assets, Lease Obligation (current and long-term), and Net loss were understated in the periods ended March 31, 2021 and December 31, 2020. The Company assessed the materiality of these errors considering the relevant quantitative and qualitative factors and concluded that the errors were not material to the consolidated financial statements taken as a whole. As such, during the three months ended June 30, 2021, the Company recorded the following out-of-period adjustment to correct the error: increased “right-of-use asset” $2,272, increased “cost of revenues” $14, increased “selling, general and administrative” expense $47, increased “current portion of operating lease obligation” $100, and increased “operating lease obligation, net of current portion” $2,233. The consolidated statements of operations for the three and nine months ended September 30, 2021, the consolidated balance sheet as of September 30, 2021 and the consolidated statements of stockholders’ equity and cash flows for the three and nine months ended September 30, 2021 reflect the above adjustments.

Liquidity

As of September 30, 2021, the Company had $187,238 in cash and cash equivalents. For the three and nine months ended September 30, 2021, the net loss of the Company was $49,461 and $122,955, respectively. Cash flow used in operating activities was $47,962 for the nine months ended September 30, 2021. The Company had positive working capital of $204,314 as of September 30, 2021 primarily as a result of the Business Combination. The current and historical operating cash flows, current cash and working capital balances, and forecasted obligations of the Company were considered in connection with management’s evaluation of the Company’s ongoing liquidity. As a result of the Business Combination, the Company received net proceeds of $216,812 in cash, after paying off the outstanding working capital facilities, the secured promissory note, and unsecured facility agreements. The cash proceeds received from the transaction are expected to provide sufficient capital to fund planned operations for one year from the date of financial statements issuance. We believe our cash and cash equivalents balance will be sufficient to continue to operate our business over the next twelve-month period from the date the financial statements were issued. However, we will require substantial additional capital to develop our products and services, including those for orders in our order backlog, fund the growth and scaling of our manufacturing facilities, fund the growth and scaling of our operations and possible acquisitions. Until we can generate sufficient cash flow from operations, we expect to finance our operations through a combination of the merger proceeds we received from the Business Combination, the PIPE Financing and the Convertible Note investment, as well as from additional public offerings, debt financings, collaborations or licensing arrangements. The amount and timing of our future funding requirements depend on many factors, including the pace and results of our development efforts and our ability to scale our operations.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus, known as COVID-19, a pandemic. The first Delta variant case was identified in December 2020, and the variant soon became the predominant strain of the virus and by the end of September 2021, the Delta variant was the cause of more than 99% of new U.S. COVID-19 cases. In response, most U.S. states have implemented measures to combat the outbreak that has impacted U.S. business operations. As of the date of issuance of the financial statements, the Company’s operations have not been significantly impacted, but the Company continues to monitor the situation. No impairments were recorded as of the balance sheet date, as no triggering events or changes in circumstances had occurred as of period-end; however, due to significant uncertainty surrounding the situation, management’s judgment regarding this could change in the future. In addition, while the Company’s results of operations, cash flows, and financial condition could be impacted, the extent of the impact cannot be reasonably estimated at this time.

Note 2 – Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve deferred income taxes, allowance for doubtful accounts, warranty liability, write downs and write offs of obsolete and damaged inventory and the valuation of share-based compensation, warrant liability, convertible note derivative liability and earnout share liability. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Segment information

ASC 280, Segment Reporting, defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment. The Company’s CODM is the Chief Executive Officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses Company forecasts, a financial and operations dashboard, and cash flows as the primary measures to manage the business and does not segment the business for internal reporting or decision making.

Concentrations of credit risk

As of September 30, 2021 and December 31, 2020, two customers accounted for 55% and 37%, respectively, of the Company’s total accounts receivable. The net sales to the following customers comprised more than 10% of revenues for the periods presented.

	Three Months Ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	Net Sales	% of Net Revenues	Net Sales	% of Net Revenues	Net Sales	% of Net Revenues	Net Sales	% of Net Revenues
Customer A	$1,326	21%	$—	—%	$—	—%	$—	—%
Customer B	1,078	17%	—	—%	—	—%	—	—%
Customer C	722	12%	—	—%	6,040	36%	—	—%
Customer D	682	11%	—	—%	—	—%	—	—%
Customer E	647	10%	1,240	33%	2,807	17%	2,006	37%
Customer F	—	—%	921	24%	—	—%	1,021	19%
Customer G	—	—%	792	21%	—	—%	792	15%
Customer H	—	—%	527	14%	—	—%	—	—%
Total of customers with sales greater than 10%	$4,455	71%	$3,480	92%	$8,847	53%	$3,819	71%
Total of customers with sales less than 10%	1,802	29%	322	8%	7,924	47%	1,549	29%
Total Revenues	$6,257	100%	$3,802	100%	$16,771	100%	$5,368	100%

Concentrations of supplier risk

As of September 30, 2021 and December 31, 2020 one supplier accounted for 16% and 12% of the Company’s accounts payable, respectively. For the three months ended September 30, 2021 and 2020, two suppliers accounted for 37% and 47% of purchases, respectively. For the nine months ended September 30, 2021 and 2020 two and one suppliers, respectively, accounted for 36% and 39% of purchases.

Cash and cash equivalents

Cash and cash equivalents include cash held in banks and in money market funds. The Company’s cash and cash equivalents are placed with high-credit-quality financial institutions and issuers, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents.

Accounts receivable

Accounts receivable are recorded at invoiced amounts, net of discounts, and allowances. The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analyses and monitors the financial condition of its customers to reduce credit risk and, under certain circumstances, requires collateral to support accounts receivable. The Company reduces the carrying value for estimated uncollectible accounts based on a variety of factors including the length of time receivables are past due, economic trends and conditions affecting the Company’s customer base, and historical collection experience. Specific provisions are recorded for individual receivables when the Company becomes aware of a customer’s inability to meet its financial obligations. The Company writes off accounts receivable when they are deemed uncollectible or, in certain jurisdictions, when legally able to do so. The allowance for doubtful accounts balances at September 30, 2021 and December 31, 2020 were $142 and zero, respectively.

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

Impairment of long-lived assets

Long-lived assets to be held and used in the Company’s operations are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from its use and eventual disposition over its remaining economic life. The Company assesses recoverability by comparing the sum of projected undiscounted cash flows from the use and eventual disposition over the remaining economic life of a long-lived asset or asset group to its carrying value, and records a loss from impairment if the carrying value is more than its undiscounted cash flows. Assets or asset groups to be abandoned or from which no future benefit is expected are written down to zero in the period it is determined they will no longer be used and are removed entirely from service. There were no impairments of long-lived assets recognized during the nine months ended September 30, 2021 and 2020.

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

Revenue recognition

The Company develops and produces powertrain systems for urban medium and heavy-duty vehicles, such as delivery trucks and buses. Powertrain systems can either be sold direct to customers or installed and integrated into a vehicle by the Company. The Company transfers control and recognizes revenue for powertrain systems sold direct to customers when the product is shipped “FOB Shipping Point.” When the Company is responsible for vehicle conversions, revenue is recognized upon completion of the conversion and the vehicle is made available to the customer. For vehicle conversions, the components are highly interdependent and interrelated, and conversion requires both the components and their installation and integration, which collectively represent the combined output to the customer. The Company also provides chargers as an ancillary supporting product to customers. Revenue for chargers is recognized when the product is drop shipped directly to the customer from the manufacturer. The Company, who controls the customer relationship and product pricing for chargers, is the principal in such transactions and revenue is recognized on a gross basis. From time to time the Company may also sell services associated with the powertrain systems, revenue from which is recognized as the service is transferred to the customer. Service revenue for the three and nine months ended September 30, 2021 and 2020 was immaterial.

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

Revenue Summary

The following table disaggregates revenue by major source:

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
ZEVs converted
Manufacturing conversions - direct to customer	$5,588	$3,366	$15,084	$3,630
Powertrain systems - direct to customer	—	—	218	—
Powertrain systems - certified installer or dealers	—	—	—	1,320
Charging systems	242	70	244	70
Other	427	366	1,225	348
	$6,257	$3,802	$16,771	$5,368

Warranties

In most cases, goods that customers purchase from the Company are covered by five-year and 60-thousand-mile limited product warranty.

At the time revenue is recognized, the Company estimates the cost of expected future warranty claims and accrues estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty liability for actual historical experience. The warranty liability is included in “accrued expenses and other current liabilities” and the cost of warranties is included in “cost of revenues.”

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, warrant liabilities, long-term debt, derivative liabilities and earnout liabilities. The carrying value of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of those instruments. Long-term debt is not presented at fair value on the Consolidated Balance Sheets, as it is recorded at carrying value, net of unamortized debt discounts. However, the 7.5% $100,000 convertible senior note (the “Convertible Note”) has an embedded conversion option accounted for as a derivative liability, which is presented at fair value on the Consolidated Balance Sheets. The fair value of the Convertible Note without the conversion option was $59,888 and zero as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input.

As a result of the Business Combination, the Company recognized additional earnout shares with performance conditions as a liability measured at fair value with subsequent changes in fair value recorded in the statement of operations for each reporting period. The earnout shares are valued using the Company’s stock price as of the valuation date. The valuation methodology used is a Monte Carlo Simulation model (“MCS”) utilizing a Geometric Brownian motion process to capture meeting the various performance conditions. MCS is a technique that uses a stochastic process to create a range of potential future outcomes given a variety of inputs. Stochastic processes involve the use of both predictive assumptions (e.g., volatility, risk-free rate) and random numbers to create outcomes. MCS assumes that stock prices take a random walk and cannot be predicted; therefore, random number generators are used to create random outcomes for stock prices. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

As a result of the Business Combination, the Company assumed the liability associated with the Gig warrants. The Company accounts for the warrants as liabilities at fair value with subsequent changes in fair value recorded in the statement of operations for each reporting period. The fair value is determined using the Black-Scholes-Merton option-pricing model (“BSM”) where the share price input represents the Company’s stock price as of the valuation date. The BSM is a mathematical model for pricing an option or warrant. In particular, the model estimates the variation over time of financial instruments. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

The Company estimates the fair value of its derivative liability associated with the Convertible Note at each reporting date, as well as at each conversion date. The Convertible Note and embedded conversion option are valued using a Binomial Lattice Model designed to capture incremental value attributed to the conversion options in addition to the value of the Convertible Note. The value of the Convertible Note without the conversion feature is valued utilizing the income approach, specifically, the discounted cash flow method. Cash flows are discounted utilizing the U.S. Treasury rate and the credit spread to estimate the appropriate risk adjusted rate. The conversion feature utilizes the Company’s stock price as of the valuation date as the starting point of the valuation. A Binomial Lattice Model is used to estimate a credit spread by solving for a premium to the U.S. Treasury rate that produces a value of the Convertible Note. As of issuance, the value of the Convertible Note and warrants related to the Convertible Note were set to equal $100,000 to solve for the credit spread which is then updated quarterly. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

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

Beneficial conversion features

The Company followed the beneficial conversion feature guidance in ASC 470-20, Debt with Conversion and Other Options, which applies to redeemable convertible preferred stock and convertible debt. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date.

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

Stock-based compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation, under which share based payments that involve the issuance of common stock to employees and nonemployees and meet the criteria for equity-classified awards are recognized in the financial statements as share-based compensation expense based on the fair value on the date of grant. The Company issues stock option awards and restricted stock unit awards to employees and nonemployees.

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

Warrants are separated from the host contract and reported at fair value when the warrant is a freestanding financial instrument that may ultimately require the issuer to settle the obligation by transferring assets. Under certain circumstances, most notably in the case of a deemed liquidation, the warrants issued in conjunction with Lightning Systems’ debt and preferred stock transactions may have been ultimately required to be settled by a transfer of assets, and as a result the warrants are reported as liabilities at fair value each reporting period.

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

Advertising

Advertising costs are expensed when incurred and are included in “selling, general and administrative” expenses and total $64 and $116 for the three and nine months ended September 30, 2021, respectively, and $10 and $32 for the three and nine months ended September 30, 2020.

Derivative Liability

The Company accounts for the embedded conversion feature of the Convertible Note as a derivative liability. Pursuant to ASC 815-15, Derivatives and Hedging – Embedded Derivatives, the embedded conversion feature meets all three criteria to be bifurcated and accounted for separately from the host instrument, i.e., the Convertible Notes. Because this feature meets all criteria of a derivative instrument, it should be accounted for and recorded as a derivative liability at fair value on the Company’s balance sheet with subsequent changes in fair value recorded in the statement of operations each reporting period.

Earnout Liability

As a result of the Business Combination, the Company recognized additional earnout shares as a liability. Pursuant to ASC 805, Business Combinations, the Company determined that the initial fair value of the earnout shares should be recorded as a liability with the offset going to additional paid-in capital and with subsequent changes in fair value recorded in the statement of operations for each reporting period.

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

Net loss per share

Basic earnings (loss) per share (“EPS”) are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS attributable to common shareholders is computed by adjusting net earnings by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include shares issuable upon exercise of stock options and vesting of restricted stock awards. Anti-dilutive securities are excluded from diluted EPS.

Recent accounting pronouncements issued and adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which superseded the lease requirements in ASC 840, Leases, with the new guidance in ASC 842, Leases. The ASU requires lessees to recognize a right-to-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases are classified as either finance or operating as opposed to previously being classified as either capital or operating, with only capital leases being recognized on the balance sheet.

The Company adopted ASC 842, Leases, on January 1, 2020 using the modified retrospective transition method. In connection with the adoption, the Company recognized right-of-use lease assets of $3,683, net of “other long-term liabilities” of $328, lease liabilities of $4,011, and a transition adjustment that increased the Company’s “accumulated deficit” by $22.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods therein, with early adoption permitted. The adoption method is dependent on the specific amendment included in this update as certain amendments require retrospective adoption, modified retrospective adoption, an option of retrospective or modified retrospective, and prospective adoption. The Company adopted this standard effective January 1, 2021, utilizing the prospective method which did not have a material impact on its financial statements.

Recent accounting pronouncements issued not yet adopted

In June 2016, the FASB issued ASU 2016-13 related to the measurement of credit losses on financial instruments and has since modified the standard with several ASUs (collectively, the “credit loss standard”). The credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The credit loss standard took effect for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As amended in ASU 2019-10, for companies that file under private company guidelines, the credit loss standard will take effect for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018. The adoption of this ASU will require a cumulative-effect adjustment to Accumulated deficit as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company expects to adopt this standard on January 1, 2023 and is currently evaluating the impact this ASU will have on its financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in ASC 470-20, Debt with Conversion and Other Options. Additionally, the ASU requires entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company expects to adopt this standard on January 1, 2022 and is currently evaluating the impact this ASU will have on its financial statements.

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

Upon the closing of the Business Combination, Lightning Systems common stock issued and outstanding was canceled and converted into the right to receive Company common stock (the “Per Share Merger Consideration”) based on the Exchange Ratio. In addition, after closing and subject to the terms and conditions defined below, stockholders of the Company who have received, or are entitled to receive, any per share merger consideration (“Stockholder Earnout Group”) have the contingent right to receive additional 16,463,096 shares of the Company’s common stock to be allocated on a pro rata basis among the members of the Stockholder Earnout Group. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis if on or prior to the fifth anniversary of the closing date the volume weighted average price (“VWAP”) of the Company’s common stock equals or exceed $12.00 per share of twenty of any thirty consecutive trading days. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis if on or prior to the fifth anniversary of the closing date the VWAP of the Company’s common stock equals or exceed $14.00 per share of twenty of any thirty consecutive trading days. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis if on or prior to the fifth anniversary of the closing date the VWAP of the Company’s common stock equals or exceed $16.00 per share of twenty of any thirty consecutive trading days. If these conditions have not been satisfied following the fifth anniversary of the closing date, any stockholder earnout shares remaining will be canceled. As of September 30, 2021, none of the contingencies under this agreement have been met and, accordingly, no common stock shares have been issued.

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

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the nine months ended September 30, 2021:

Recapitalization
Cash - Gig's trust and cash (net of redemptions and transaction costs)	$117,796
Cash - PIPE Financing	25,000
Net Cash provided by Business Combination and PIPE Financing	142,796
Less: non-cash items charged against additional paid-in capital	(32,995)
Net contributions from Business Combination and PIPE Financing	$109,801

The number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	25,893,479
Less: redemption of Gig shares	(5,816,664)
Common stock Gig	20,076,815
Shares issued in PIPE Financing	2,500,000
Business Combination and PIPE Financing shares	22,576,815
Lightning Systems shares¹	50,652,890
Total shares of common stock outstanding immediately after Business Combination	73,229,705

¹The number of Lightning Systems shares were calculated using the Exchange Ratio contemplated in the Business Combination of approximately 0.9406.

Note 4 – Inventories

At September 30, 2021 and December 31, 2020, inventories consist of the following:

	September 30, 2021	December 31, 2020
Raw materials	$9,212	$4,456
Work in progress	778	1,143
Finished goods	771	144
Total inventories	$10,761	$5,743

During the nine months ended September 30, 2021, the Company reduced the cost of certain inventory to net realizable value and recorded a $98 cost reduction, which is included in “cost of revenues.”

Note 5 – Prepaid and Other Current Assets

At September 30, 2021 and December 31, 2020, prepaid and other assets consist of the following:

	September 30, 2021	December 31, 2020
Prepaid insurance	$3,249	$47
Vendor deposits	2,981	1,794
Prepaid SPAC transaction costs	—	1,913
Software subscriptions	521	—
Other current assets	486	245
Total prepaid expenses and other current assets	$7,237	$3,999

Note 6 - Property and Equipment

Cost, accumulated depreciation, and the related estimated useful lives of property and equipment as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020	Useful Lives
Machinery and equipment	$1,363	$939	7 years
Vehicles	1,761	825	5 years
Leasehold improvements	986	650	5 years
Computer equipment	272	167	3 years
Software	798	116	3 years
Furniture and fixtures	229	126	7 years
Capital projects in progress	704	1,081
Total cost	6,113	3,904
Accumulated depreciation and amortization	(1,783)	(1,289)
Total property and equipment	$4,330	$2,615

Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 totaled $605 and $263, respectively, of which $136 and $78, respectively are included in “cost of revenues” and $469 and $185, respectively, are included in “selling, general and administrative” expenses. Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 totaled $255 and $94, respectively, of which $49 and $28, respectively are included in “cost of revenues” and $206 and $66, respectively are included in “selling, general and administrative” expenses.

Note 7 - Accrued Expenses and Other Current Liabilities

At September 30, 2021 and December 31, 2020, accrued expenses and other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
Accrued SPAC transaction costs	$—	$1,521
Other accrued expense	645	194
Accrued professional services	983	—
Accrued interest	2,758	246
Accrued payroll and benefits	984	207
Warranty liability	801	455
Customer deposits	569	267
Total accrued expenses and other current liabilities	$6,740	$2,890

Note 8 – Notes Payable

Notes payable as of September 30, 2021 and December 31, 2020 consist of the following:

	September 30, 2021	December 31, 2020
Convertible Note	$87,863	$—
Related party notes
Term note and revolving working capital facility	3,000	6,000
2020 short-term convertible notes payable	—	3,225
Third party notes
2020 short-term convertible notes payable	—	6,454
Unsecured facility agreement	—	1,500
	90,863	17,179
Unamortized debt discount	(29,167)	(1,351)
Total debt less unamortized debt discount	61,696	15,828
Less current portion - related party	—	6,225
Less current portion - third party	—	7,954
Long-term portion	$61,696	$1,649
Long-term portion - related party	$2,956	$1,649
Long-term portion - convertible note	$58,740	$—

Convertible Note

In conjunction with the Business Combination, the Company entered into the 7.5% $100,000 Convertible Note and paid issuance costs of $5,000. The Convertible Note has a maturity date of May 15, 2024 and has semi-annual interest payments due May 15 and November 15 of each year starting on November 15, 2021. The Convertible Note has a conversion feature at a conversion price of $11.50 and warrants to purchase up to 8,695,652 shares of common stock for a per share price of $11.50. The Convertible Note has a mandatory conversion option that: a) is exercisable at the option of the Company on or after May 15, 2022; b) occurs when the Company’s stock price (1) is greater than 120% of the conversion price of $11.50, or $13.80 for 20 trading days in a period of 30 consecutive trading days and (2) the 30-day average daily trading volume during the applicable exercise period, i.e., consecutive 30 trading day period, is greater than or equal to $3,000; and c) the Company will make payments in accordance with the interest make-whole (defined below) amount in cash or issuance of additional shares of the Company’s common stock.

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

The Company has identified certain embedded derivatives related to its Convertible Note. Since the Convertible Note has a conversion feature whereby the principal amount will convert into a variable number of shares based on the future trading price of the Company’s common stock, the conversion feature is recorded as a derivative liability. Therefore, the fair value of the convertible feature at inception on May 6, 2021 in the amount of $17,063 was recorded as a debt discount and an addition to “derivative liability” on the consolidated balance sheets. The derivative liability is adjusted to fair value each reporting period, with the changes in fair value reported as “Loss (gain) from change in fair value of derivative liability” on the consolidated statements of operations.

During the three months ended September 30, 2021, $12,137 of Convertible Notes were converted into 1,055,388 shares of the Company’s common stock. The Company recognized a gain on extinguishment of $2,194 in “Gain on extinguishment of debt” on the consolidated statement of operations associated with the difference between (1) the sum of the fair value of the common stock issued of $10,089 and cash paid for the remaining annual interest due May 2022 of $668 and (2) the sum of the carrying amount of the converted debt $7,966 and the fair value of the convertible note derivative liability of $4,985. The following table provides a reconciliation of the beginning and ending balances for the convertible note derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Initial recognition May 6, 2021	$17,063
Gain	4,267
Balance at June 30, 2021	$21,330
Change resulting from conversions	(4,985)
Gain	5,023
Balance at September 30, 2021	$21,368

The Convertible Note warrants are considered free-standing instruments and meet the criteria for equity classification because they are indexed to the Company’s own stock and provide a fixed number of shares. Therefore, the fair value of the Convertible Note warrants on May 6, 2021 in the amount of $14,522 was recorded as a debt discount and an addition to “additional paid-in capital” on the consolidated balance sheets.

Related party term note and working capital facility

In October 2019, the Company entered into a term note and working capital facility agreement (the “Facility”), with a company represented on the board. The Facility provides for both term and working capital loans for borrowings up to $21,000 as of September 30, 2021. However, the Company’s Convertible Note requirements limit the Company’s permitted indebtedness to $5,000. Borrowings under the Facility are secured by substantially all the Company’s assets, are subject to borrowing base limitations, and require the Company to meet certain covenants. Interest is payable quarterly on borrowings at a fixed annual rate of 15%.

The Facility borrowings were $6,000 as of December 31, 2020 and increased to $10,000 prior to the Business Combination. As a result of the Business Combination, the Facility was paid down to $3,000 and remains at $3,000 as of September 30, 2021 with a maturity date of October 21, 2024.

In connection with entering into this Facility, the Company issued warrants in 2020 and 2019, exercisable into 60,241 and 301,205, respectively, shares of Series C preferred stock at the conversion price of $1.66 per share. At the time of issuance, the Company estimated the fair value of the warrants at $6 and $66, respectively, and recorded a debt discount, which is being recognized over the life of the Facility borrowings, and a warrant liability, which was adjusted to fair value each reporting period, with the changes in fair value reported as a component of “other income, net.” As a result of the Business Combination, the warrants were converted to common stock based on the Exchange Ratio.

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

In connection with the redemption, the Company issued short and long-term warrants, exercisable into 3,614,457 and 831,326, respectively, shares of Series C preferred shares at the conversion price of $1.66 per share. The Company estimated the fair value of the warrants at $336. The change in fair value was reported within “loss (gain) from change in fair value of warrant liabilities.” As a result of the Business Combination, the warrants were converted to common stock based on the Exchange Ratio.

Related and Third-party 2020 short-term convertible notes payable

In August and September 2020, the Company borrowed $9,679 in the aggregate under convertible note purchase agreements from third parties ($6,454) and related parties ($3,225). The related parties included officers, a director, and individuals whose companies were represented on the board. These convertible notes bore interest at 8%. Interest was payable monthly, with principal and unpaid interest due June 30, 2021. The notes were convertible into 5,830,723 Series C redeemable convertible preferred shares at the conversion price of $1.66 per share. These notes were subordinate to the Facility and third-party unsecured facility agreement.

The 2020 short-term notes were convertible into shares of Series C redeemable convertible stock upon 1) a change in control (“CIC”) having a value in excess of $200,000; 2) a debt or equity financing with aggregated gross proceeds in excess of $10,000; or 3) at maturity. Should the notes be converted at maturity, the debt holders would receive a beneficial conversion feature allowing the conversion at 75% of the lowest issue price. The Company recorded the beneficial conversion feature at its intrinsic value of $3,071. This was recorded as a debt discount and an addition to “additional paid-in capital”. During the three and nine months ended September 30, 2021, amortization of the debt discount of zero and $1,351, respectively, was recorded to “interest expense”, including the remaining discount balance on the date of the Business Combination.

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

As a result of the Business Combination, the Facility was paid down from $3,000 as of March 31, 2021 to zero as of September 30, 2021.

Debt maturities

The total balance of all debt matures as follows:

Period ending December 31,	Amount
2021 (remainder of the year)	$—
2022	—
2023	—
2024	90,863
2025	—
$90,863

Note 9 – Leases

The Company adopted authoritative guidance related to leases effective January 1, 2020 using the modified retrospective method. A contract is or contains a lease when, (1) the contract contains an explicitly or implicitly identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. The Company assesses whether an arrangement is or contains a lease at inception of the contract. For all leases, other than those that qualify for the short-term recognition exemption, the Company recognizes as of the lease commencement date on the balance sheet a liability for its obligation related to the lease and a corresponding asset representing the Company’s right to use the underlying asset over the period of use.

The Company leases its manufacturing center, distribution center, and office space (collectively “Operating Facility”) under noncancelable operating leases that expire in February 2027. The lease payments include taxes, insurance, utilities, and maintenance costs.

The Company had leases for vehicles under finance leases that expired at various dates, with the longest lease ending in April 2021. None of these leases included a renewal option. For financial reporting purposes, minimum lease payments related to these vehicle leases were recorded as inventory raw materials, principally electric battery systems, and expensed through “cost of revenues sold” and, as a result, the Company included the purchase option payments due at the end of the lease term in the finance lease obligation.

The Company assesses the expected lease term at lease inception and discounts the lease using a fully secured annual incremental borrowing rate, adjusted for time value corresponding with the expected lease term.

The Company elected, for all classes of underlying assets, to not apply the balance sheet recognition requirements of ASC 842, Leases, to leases with a term of one year or less, and instead, recognize the lease payments in the income statement on a straight-line basis over the lease term. The Company also elected, for certain classes of underlying assets, to combine lease and non-lease components. The Company elected to combine lease and non-lease components for its Operating Facility leases. The Company did not have any short-term leases during the three or nine months ended September 30, 2021 or 2020.

Right-of-use assets and lease liabilities as of September 30, 2021 and December 31, 2020 consist of the following:

	September 30, 2021	December 31, 2020
	Operating	Operating	Finance
Assets
Right-of-use assets, net	$8,840	$7,881	$—
Liabilities
Operating lease obligation - current portion	$1,035	$1,769	$—
Operating lease obligation - long-term portion	9,431	7,265	—
Finance lease obligation - current portion	—	—	54
Total operating and finance lease obligations	$10,466	$9,034	$54

Weighted average remaining lease terms (in years)	5.4	5.2	0.3
Weighted average discount rate	15%	12%	12%

The Company's lease cost is presented below. The Company does not have any variable lease payments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Lease Cost
Cost of revenues	$121	$133	$410	$220
Selling, general and administrative	475	113	1,401	546
Research and development	40	25	110	47
Total operating lease cost	$636	$271	$1,921	$813

The maturities of the Company’s lease liabilities are as follows:

September 30, 2021
Operating
2021 (remainder of year)	$582
2022	2,588
2023	2,802
2024	2,887
2025	2,974
2026 and thereafter	3,564
Total future minimum lease payments	15,397
Less: imputed interest	(4,931)
Total maturities	$10,466

Note 10 – Capital Structure

For the purpose of this Note 10, the “Warrants” relate to the capital structure of the Company as a result of the Business Combination while the “Redeemable Convertible Preferred Stock – Lightning Systems”, “Warrant Liabilities – Lightning Systems” and “Warrants issued to vendors” relate to the redeemable convertible preferred stock and warrants issued by Lightning Systems that were converted to common stock of the Company as of the date of the Business Combination.

Warrants

As of September 30, 2021, there are 24,365,730 warrants outstanding, of which 14,999,970 are public warrants, 8,695,652 are Convertible Note warrants and 670,108 are private placement warrants. Each whole warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment as discussed below. Only whole warrants are exercisable. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of the Company’s Business Combination, or earlier upon redemption or liquidation. The Company filed a Registration Statement covering the shares of Common Stock issuable upon exercise of the warrants on Form S-1 (File No. 333-257237) with the SEC on June 21, 2021, which was declared effective by the SEC on July 6, 2021.

The private placement warrants are identical to the public warrants except that such private placement warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by the Company, in each case so long as they are still held by the sponsor or its affiliates.

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

The fair value of the private placement warrants on May 6, 2021 in the amount of $1,253 was recorded as a “warrant liability” and an addition to “additional paid-in capital” on the consolidated balance sheets. The change in fair value of a gain of $27 for the three months ended September 30, 2021 and a loss of $228 for the nine months ended September 30, 2021 was recognized in “loss from change in fair value of warrant liabilities” on the consolidated statements of operations. The fair value of the Convertible Note warrants on May 6, 2021 in the amount of $14,522 was recorded as a debt discount and an addition to “additional paid-in capital” on the consolidated balance sheets.

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

Lightning Systems’s preferred shares were not redeemable at the option of the holders. However, the holders of preferred shares could request that Lightning Systems redeem all outstanding preferred shares in accordance with their liquidation preferences in the event of a deemed liquidation in which Lightning Systems did not effect a dissolution of Lightning Systems under Delaware General Corporation Law within 90 days after such deemed liquidation event. Deemed liquidation events are defined to include (i) a merger or consolidation in which Lightning Systems is a constituent party, (ii) sale, lease, exclusive license or other disposition or the sale or disposition of substantially all of Lightning Systems’s assets, or (iii) a “change in control” transaction in which then-current stockholders’ controlled less than 50% of the voting power of the entity resulting from the transaction. Accordingly, these shares were considered contingently redeemable and were classified as temporary equity.

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

In connection with the 2020 Series C preferred stock issued in connection with the redemption of related party 2020 convertible notes payable of $3,000 and cash of $3,000, Lightning Systems issued warrants, exercisable into 4,445,783 shares of Series C preferred shares at the weighted average conversion price of $1.42 per share. Lightning Systems estimated the fair value of the warrants at $336 and recorded a warrant liability, which is reported at fair value at each reporting period, with the change in fair value reported as “loss (gain) from change in fair value of warrant liabilities.”

As a result of the Business Combination, the preferred series A, series B and series C shares were converted to common stock based on the Exchange Ratio. As a result, the balances of $18,036, $4,101 and $35,203, respectively, were charged to addition paid-in capital.

Warrant Liabilities – Lightning Systems

Lightning Systems issued warrants that enabled the holder to exercise in exchange for common shares or Series C preferred shares. The warrant agreements were reissued on December 31, 2019 upon Lightning Systems’ conversion from an LLC partnership to a C corporation. All terms remained identical. See Note 8 - Notes Payable and under the section redeemable convertible preferred stock of this Note 10 for descriptions of the underlying transactions.

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

As described above in the redeemable convertible preferred stock section of this Note 10, during the three months ended March 31, 2021 one of the preferred warrant holders exercised their warrants to purchase 903,614 shares of Series C preferred stock at an exercise price of $1.66 for cash proceeds of $1,500. At the time of the exercise, the fair value of the warrants was deemed to be $5.87-$5.90 per warrant. In connection with the exercise, the warrant liability was reduced by $5,310 with the offset recorded to Series C redeemable convertible preferred stock in addition to the cash proceeds received. During the three months ended June 30, 2021, one of the preferred warrant holders exercised their warrants to purchase 963,855 shares of Series C preferred stock at an exercise price of $1.66 for cash proceeds of $1,600. At the time of the exercise, the fair value of the warrants was deemed to be $5.87-$5.90 per warrant. In connection with the exercise, the warrant liability was reduced by $5,658 with the offset recorded to Series C redeemable convertible preferred stock in addition to the cash proceeds received.

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

The following table presents information for the Common and Series C preferred warrants, that have been converted to common stock as a result of the Business Combination, and outstanding Gig private warrants that were assumed in the Business Combination:

				Weighted
			Weighted	Average
	Number of	Warrant Fair	Average Exercise	Remaining
	Warrants	Value	Price	Life
Warrants to purchase common stock
Outstanding at December 31, 2020¹	610,202	$2,270	$0.27	3.6
Exercise of common warrants¹	(69,232)	(489)	$0.27	—
Change in fair value	—	3,102	—	—
Issued in connection with the Business Combination as common stock - charged to APIC	(540,970)	(4,883)	—	—
Outstanding — September 30, 2021	—	$—	$—	—
Warrants to purchase Series C preferred stock
Outstanding at December 31, 2020¹	5,938,193	$18,885	$1.76	2.6
Exercise of warrants to purchase redeemable convertible preferred stock¹	(1,756,526)	(10,968)	$1.76	—
Change in fair value	—	24,779	—	—
Issued in connection with the Business Combination as common stock - charged to APIC	(4,181,667)	(32,696)	—	—
Outstanding — September 30, 2021	—	$—	—	—
Private warrants assumed through Business Combination
Outstanding at December 31, 2020	—	—	—	—
Warrants assumed	670,108	1,253	$11.50	5.0
Change in fair value	—	228	—	—
Outstanding — September 30, 2021	670,108	$1,481	$11.50	4.6
Total warrant fair value		$1,481

¹Warrant amounts have been retroactively restated to give effect to the recapitalization transaction.

Note 11 – Stock-Based Compensation

2021 Equity Incentive Plan

In connection with the Business Combination, the stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides the Company the ability to grant incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance units, performance shares, cash-based awards and other stock-based awards. The purpose of the 2021 Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons for performing services and by motivating such persons to contribute to the growth and profitability of the Company and its subsidiaries. As of September 30, 2021, there were 12,837,048 reserved and available for grant under the 2021 Plan.

2019 Equity Incentive Plan

The 2019 Equity Incentive Plan (“2019 Plan”) provided for the grant of incentive stock options, non-qualified stock options, and other awards. As a result of the Business Combination, the 2019 Plan was superseded by the 2021 Plan; therefore, no further awards will be granted under the 2019 Plan. As of the date of the Business Combination, there were 6,500,000 reserved, 6,154,868 granted, and 345,132 available for grant under the 2019 Plan prior to the Exchange Ratio.

Compensation Expense

The Company recognizes stock-based compensation expense based on the fair value of the awards issued at the date of grant and amortized on a straight-line basis as the employee renders services over the requisite service period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. The following table presents the stock-based compensation related to stock option and restricted stock unit (“RSU”) awards for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options expense
Cost of revenues	$14	$—	$27	$—
Selling, general and administrative	335	254	496	260
Research and development	15	—	37	—
Total stock options expense	$364	$254	$560	$260
Restricted stock units expense
Selling, general and administrative	985	—	985	—
Total restricted stock units expense	$985	$—	$985	$—
Total stock-based compensation	$1,349	$254	$1,545	$260

The estimated unrecognized expense for stock options and RSUs not vested as of September 30, 2021, which will be recognized over the remaining vesting period, is as follows:

Stock options unrecognized expense (in thousands)	$2,353
Stock options remaining vesting period (in years)	2.5
Restricted stock units unrecognized expense (in thousands)	$4,470
Restricted stock units remaining vesting period (in years)	2.5

Stock Option Awards

Stock option awards are issued with an exercise price equal to the estimated fair market value per share at the date of grant and a term of 10 years. Stock option awards generally vest over 4 years. During the three months ended September 30,

2021 and 2020 stock options of 506,461 and 895,890 shares, respectively, were exercised. During the nine months ended September 30, 2021 and 2020 stock options of 1,135,918 and 895,890 shares, respectively, were exercised.

During the three and nine months ended September 30, 2021 the Board of Directors granted 447,067 and 842,194 stock options to certain executives, one director and various employees. Options granted were valued using a Black-Scholes option pricing model using the following assumptions:

Nine months ended
September 30, 2021
Expected volatility	54.0%
Dividend yield	0%
Risk-free interest rate	0.68%
Expected life (in years)	6.0

The expected volatility was derived from the volatility of historical stock prices of similar publicly traded companies. The dividend yield represents the Company’s anticipated cash dividend over the expected term of the stock options. The risk-free interest rate is based on the U.S. Treasury yield curve rates with maturities consistent with the expected term of the related stock options. The expected term represents the period of time that the Company anticipates the stock options to be outstanding based on historical experience and future expectations.

Restricted Stock Unit Awards

The Company started granting RSU awards in July 2021 that generally vest over 3 years. The Company granted 756,992 shares and vested 17,168 shares during the three and nine months ended September 30, 2021. RSU awards are valued based on the closing market price of our common stock on the grant date.

Note 12 - Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred operating losses since inception. The Company’s effective income tax rate was 0% for the three and nine months ended September 30, 2021 and 2020 and the realization of any deferred tax assets is not more likely than not.

Note 13 – Net Loss per Share

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated below because including them would have had an anti-dilutive effect. The following table summarizes the number of underlying shares outstanding as of September 30, 2021 and 2020. As a result of the Business

Combination, the underlying shares have been retroactively restated to give effect to the recapitalization based on the Exchange Ratio.

	September 30,
	2021	2020
Convertible note payable	7,640,261	—
Outstanding warrants	24,365,730	—
Stock options	3,410,449	4,566,396
Restricted stock units	739,824	—
Redeemable convertible preferred stock	—	—
Common and preferred Series C warrants	—	7,115,016
Total potential anti-dilutive stock	36,156,264	11,681,413

Note 14 – Commitments and Contingencies

The Company is party to a minimum purchase commitment to purchase energy storage systems (“ESS”). If the Company fails to meet the annual minimum purchase commitment, the Company must pay a penalty. The Company has also committed to a multi-year sponsorship agreement whereby the Company is required to make monthly payments in return for marketing. The amounts in the table below represent the Company’s future minimum commitments:

September 30, 2021
2021 (remainder of year)	$556
2022	11,376
2023	10,930
2024 and thereafter	82
Total	$22,944

The Company’s financial commitments under leasing arrangements are described elsewhere within the notes to the financial statements. (see Note 9).

From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of its business.

On October 15, 2021, the Company and certain of its officers were named as defendants in a putative securities class action. The action is pending in the U.S. District Court for the District of Colorado, and is captioned Shafer v. Lightning eMotors, Inc., et al., Case No. 1:21-cv-02774. The lawsuit alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder for purported false statements regarding the Company’s business operations and financial condition. The lawsuit seeks damages in an unspecified amount, attorneys’ fees, and other remedies. The Company believes the claims are without merit and intends to defend vigorously against such lawsuit. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss or estimate a range of possible loss.

Note 15 – Subsequent Events

Events occurring subsequent to September 30, 2021 include:

The Company entered into an amendment to the minimum purchase commitment discussed in Note 14. The amendment decreased the per unit price and increased the number of committed units for years 2022 and 2023 and added committed units for years 2024 and 2025. In addition to the amount disclosed in Note 14, the future minimum commitment associated with this amendment is shown in the table below:

2021 (remainder of year)	$—
2022	10,840
2023	28,040
2024	57,620
2025 and thereafter	82,000
Total	$178,500

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

Overview

Lightning eMotors, is a leading electric, commercial fleet vehicle designer and manufacturer with over 200 vehicles on the road as of September 30, 2021 including 112 vehicles and powertrain systems sold during the first three quarters of 2021. We provide electrification solutions (both Battery Electric and Fuel Cell Electric) for commercial fleets, including without limitation, Class 3-5 cargo and passenger vehicles and school buses, Class 5 and 6 work trucks and Class 7 city buses and motorcoaches. We are focused on eradicating commercial fleet emissions without compromising on safety or efficiency in our commercial fleets. We help our customers to optimize their businesses while limiting their carbon footprint. Commercial fleets are one of the top contributors of greenhouse gas emissions in the transportation sector according to the U.S. Environmental Protection Agency, making Class 3 to 7 battery electric vehicles (“BEV”), fuel cell electric vehicles (“FCEV”) and charging infrastructure solutions to commercial fleet customers one of the most critical points for tackling climate change. Our ongoing focus has been on providing a broad range of zero emission vehicle platforms and charging solutions to help fleets reduce emissions and improve their energy efficiency.

We started in 2008 as a manufacturer of hybrid systems for commercial vehicles, and in 2017, customer feedback led us to understand that hybrid systems did not adequately address the growing issue of urban air pollution from commercial vehicle fleets. In 2017 we redirected our efforts to focus exclusively on the attractive market opportunity in zero emission vehicles (“ZEVs”). We leveraged nearly 10 years of extensive knowledge and production infrastructure from developing and implementing hybrid commercial vehicles to successfully adapt to ZEVs. To date, all of our platforms have been fully certified as ZEVs by the California Air Resource Board, the clean air agency that defines vehicle emissions standards. We currently maintain six Executive Orders, which is a requirement to sell ZEVs in California as well as various other states.

We believe we are the only full-range manufacturer of Class 3 to 7 BEV and FCEV in the United States and provide end-to-end electrification solutions including advanced analytics software and mobile charging solutions. We combine an internally developed optimized modular software, which can be used in multiple platforms and applications, with hardware designs that we believe allows us to address a diverse range of opportunities in the markets in which we operate in a cost-effective manner with a significant time-to-market advantage. Our manufacturing facility can currently produce 1,500 ZEVs per year on one eight-hour shift. The same facility and equipment can produce 3,000 ZEVs annually by increasing labor to two eight-hour shifts. We believe the current utilization rate of our facilities combined with our ability to lease more space on our current campus, and with our OEM customers’ installation capacities, will allow us to scale up production for up to 20,000 vehicles and powertrains per year. Over the long term, we believe that we will be able to leverage our significant investment in our in-house manufacturing capacity to increase our gross margin from the sale of our products. In addition, we have also built an ecosystem of supply-chain partners and specialty vehicle partners which are instrumental to our growth.

Closing of Business Combination

Lightning Systems entered into the Business Combination Agreement with Gig and its wholly owned subsidiary Merger Sub, on December 10, 2020. Pursuant to the Business Combination Agreement, the stockholders of Gig approved the transaction on April 21, 2021, and the deal was consummated on May 6, 2021. As a result, Merger Sub, a newly formed subsidiary of Gig, was merged with and into Lightning Systems and the separate corporate existence of Merger Sub ceased, and Lightning Systems continued as the surviving corporation of the Business Combination. Lightning Systems was deemed the accounting predecessor and the combined entity became the successor SEC registrant, meaning that Lightning Systems’ financial statements for previous periods are disclosed in the registrant’s future periodic reports filed with the SEC after the closing. On the Closing Date, and in connection with the closing of the Business Combination, Gig changed its name to Lightning eMotors, Inc. (the "Company", "Lightning", “we”, “our” or “us”).

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

Recent Developments and the Covid-19 Pandemic

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. The first Delta variant case was identified in December 2020, and the variant soon became the predominant strain of the virus and by the end of September 2021, the Delta variant was the cause of more than 99% of new U.S. COVID-19 cases. Actions taken around the world to help mitigate the spread of COVID-19 have included restrictions on travel, quarantines in certain areas, work-from-home orders and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which we operate. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic.

As the COVID-19 pandemic continues to evolve, the extent of the impact to our business operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the COVID-19 pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond our knowledge and control and, as a result, at this time, we are unable to predict the cumulative impact, both in terms of severity and duration, that the COVID-19 pandemic will have on our business, operating results, cash flows and financial condition, but such impact could be material if the current circumstances continue to exist or worsen over a prolonged period of time. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, and if so, we may be subject to future impairment losses related to long-lived assets as well as changes to valuations.

Possible Impairments. No impairments were recorded for three and nine months ended September 30, 2021 or 2020, as no triggering events or changes in circumstances had occurred as of such dates. However, due to significant uncertainty surrounding the continued effects of the COVID-19 pandemic, our results of operations, cash flows, and financial condition could be impacted, and the extent of such impact cannot be reasonably estimated.

Partial Shutdowns and Slow-Downs. We are adhering to CDC guidelines and had specific work groups (a group of employees within a department) absent due to an employee testing positive, in addition to having employees absent from work or working from home due to suspected COVID-19 infections. For example, in November 2020, we closed our material handling department for two weeks after an employee tested positive. While there have been cases of employees testing positive for COVID-19 in the three and nine months ended September 30, 2021, this has not resulted in complete department shutdowns as in the past. The CDC guidelines offer three options for employers to follow when an employee tests positive for COVID-19: 1) a 14-day quarantine before returning to work; 2) a 10-day quarantine before returning to work if the employee is asymptomatic; and 3) a 7-day quarantine if the employee can provide a negative test result taken within 48 hours before returning to work. We are currently utilizing the 7-day quarantine.

Supply-Chain Delays. As a result of the COVID-19 pandemic, we have been experiencing significant delivery delays from our suppliers since April 2020. We increased our raw material inventories to attempt to manage and mitigate this risk. However, several key suppliers have informed us of delivery delays. In addition, we often do not get informed of delivery delays until or after the expected delivery dates, which does not allow for timely mitigation plans. For example, due to the impacts of the COVID-19 pandemic, the delay in delivery of chassis has been disrupting the production of both traditional internal combustion engine (“ICE”) vehicles and electric vehicles. Although we have been focused on addressing supply chain constraints through the addition of new suppliers, we expect supply chain delays will have a significant impact on our 2021 and 2022 revenue and possibly thereafter.

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

Commercial Launch of Medium-Duty Trucks and other products

In 2020, we attained revenue commercialization of our ZEVs, with 72 customer-ordered Class 3 to Class 7 commercial vehicles sold during the year ended December 31, 2020. During the three months ended September 30, 2021 we sold 43 Class 3 and 4 commercial vehicles. During the nine months ended September 30, 2021, we sold 110 Class 3 to 5 commercial vehicles and 2 powertrain systems. We will require substantial additional capital to develop our products and services, including those for orders in our revenue order backlog, fund the growth and scaling of our manufacturing facilities, fund the growth and scaling of our operations and fund possible acquisitions. We are also in the process of expanding our current manufacturing facility. Until we can generate sufficient cash flow from operations, we expect to finance our operations through a combination of the merger proceeds we received from the Business Combination, the PIPE Financing and Convertible Note investment, as well as from additional public offerings, debt financings, collaborations or licensing arrangements. The amount and timing of our future funding requirements depend on many factors, including the pace and results of our development efforts and our ability to scale our operations.

Customer Demand/Order Backlog

As of September 30, 2021 and 2020, we had an order backlog comprised of ZEV powertrain system conversions, powertrain systems and charging systems of approximately 1,617 and 941, respectively.

Our order backlog is comprised of non-binding agreements and purchase orders from customers. Although the order backlog does not constitute a legal obligation, we believe the amounts included in our order backlog are firm, even though these non-binding orders may be cancelled or delayed by customers without penalty. We may elect to permit cancellation of orders without penalty where management believes it is in our best interest to do so. On a case-by-case basis and at our sole discretion, we have held partial deposits for purchase orders from customers.

The realization and timing of the recognition of our order backlog is dependent, among other things, on our ability to obtain and secure a steady supply of components used in our manufacturing process. Accordingly, revenue estimates and the amount and timing of work expected to be performed at the time the estimate of order backlog is developed is subject to change. As a result, the order backlog may not be indicative of future sales and can vary significantly from period to period. In addition, it is possible that the methodology for determining the order backlog may not be comparable to methods used by other companies.

Components of Results of Operations

Revenues

Our revenue generation has evolved over time along with our business model. During the three and nine months ended September 30, 2021, revenue was primarily derived from the installation and integration of all-electric powertrains within commercial vehicles, the sale of our all-electric powertrain systems and the sales of chargers and ancillary products. During the three and nine months ended September 30, 2020, our revenue was primarily derived from selling vehicles with our all-electric powertrains, telematics and analytic systems along with the sales of chargers.

We anticipate deriving future revenue from the following business lines.

•	Direct Sales of Commercial ZEVs: The sales of electric vehicles in Classes 3 to 7.
•	Powertrain Systems for OEMs: The sales of battery electric and fuel cell electric powertrain systems to our OEM partners, including technology licenses, and training the OEM technicians on how to install the powertrains within the OEMs’ manufacturing facilities.
•	Telematics and Analytics: Our proprietary analytics platform, which is installed in each vehicle and powertrain sold, allows us to collect and optimize drive cycle and vehicle performance data. This data provides drivers and fleet operators meaningful real-time recommendations about how to improve vehicle performance, routes, and charging strategies and scale their electric vehicle fleets. Our analytics platform is offered on a subscription basis with all vehicle purchases, which we expect to have high attach rates and very limited churn.
•	Charging infrastructure: The sale of chargers and energy systems as supporting products to customers for our ZEVs.

Cost of Revenues

Cost of revenues includes direct costs (parts, material, and labor), indirect manufacturing costs (manufacturing overhead, depreciation, plant operating lease expense, and rent), shipping, field services, and logistics costs, and provision for estimated warranty expenses.

Research and Development Expense

Research and development expenses consist primarily of costs incurred for the discovery and development of our BEV and FCEV powertrain solutions and the production thereof, which principally include personnel-related expenses including salaries, benefits, travel and stock-based compensation, for personnel performing research and development activities and expenses related to materials, supplies and testing.

We expect our research and development expense to increase for the foreseeable future as we continue to invest in research and development activities to achieve our operational and commercial goals.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist of personnel-related expenses for our corporate, executive, engineering, finance, sales, marketing, program management support, and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for information technology, facilities, depreciation, amortization, travel, and sales and marketing costs. Personnel-related expenses consist of salaries, payroll taxes, benefits, and stock-based compensation.

We expect our selling, general and administrative expenses to increase for the foreseeable future as we increase headcount and expenses with the growth of our business, buildout of the manufacturing facilities, refinement of our production processes, drive for productivity improvements, acquisition of new and retention of existing customers and the additional costs of being a public company, which include, among other things, increases in headcount for administration and increases in legal and professional services, accounting and audit fees and liability insurance.

Interest Expense

Interest expense consists of interest paid on notes payable, the amortization of debt issuance costs, the amortization of debt discounts attributable to the bifurcation of warrants issued, and amortization of an embedded beneficial conversion feature. The notes payable included, over the periods presented, the Convertible Note, a related party term loan and working capital facility, the Facility, a third party secured promissory note and various convertible notes payable, as described in more detail in Note 8 to our consolidated financial statements for the three and nine months ended September 30, 2021 and 2020.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,		$
	2021	2020	Change	% Change

	(dollar amounts in thousands)
Revenues	$6,257	$3,802	$2,455	65%
Cost of revenues	7,026	3,938	3,088	78%
Gross loss	(769)	(136)	(633)	465%
Operating expenses
Research and development	823	287	536	187%
Selling, general and administrative	9,299	2,758	6,541	237%
Total operating expenses	10,122	3,045	7,077	232%
Loss from operations	(10,891)	(3,181)	(7,710)	242%
Other expenses
Interest expense	3,983	862	3,121	nm*
(Gain) loss from change in fair value of warrant liabilities	(27)	14,533	(14,560)	nm*
Loss from change in fair value of derivative liability	5,023	—	5,023	nm*
Loss from change in fair value of earnout liability	31,788	—	31,788	nm*
Gain on extinguishment of debt	(2,194)	—	(2,194)	nm*
Other (income) expense	(3)	108	(111)	nm*
Total other expenses	38,570	15,503	23,067
Net loss	$(49,461)	$(18,684)	(30,777)

*not meaningful

Revenues

Our total revenue increased by $2.5 million, or 65%, from $3.8 million during the three months ended September 30, 2020 to $6.3 million during the three months ended September 30, 2021. The increase in the revenues was principally related to the sale of 43 complete commercial electric vehicles during the three months ended September 30, 2021 as compared to the sale of 30 complete commercial electric vehicles during the three months ended September 30, 2020.

Cost of Revenues

Cost of revenues increased by $3.1 million, or 78%, from $3.9 million during the three months ended September 30, 2020 to $7.0 million during the three months ended September 30, 2021. The increase in the cost of revenues was primarily related to an increase in revenue as well as higher factory overhead and warranty expenses during the three months ended September 30, 2021, as compared to the comparable period in 2020.

Research and Development

Research and development expenses increased by $0.5 million or 187% from $0.3 million in the three months ended September 30, 2020 to $0.8 million in the three months ended September 30, 2021. The increase was primarily due to an increase in our engineering headcount year-over-year, as we continue to advance the development and design of our vehicles, refine and improve our production processes and enhance our in-house engineering capabilities.

Selling, General and Administrative

Selling, general and administrative expenses increased by $6.5 million or 237% from $2.8 million during the three months ended September 30, 2020 to $9.3 million during the three months ended September 30, 2021, due to an overall increase in general and administrative costs associated with being a public company.

Interest Expense

Interest expense increased to $4.0 million for the three months ended September 30, 2021 from $0.9 million for the three months ended September 30, 2020. The increase was mainly due to $3.9 million of accrued interest and amortization of the discount related to the Convertible Note not present in the prior year, offset by a decrease in the Facility principal balance.

Change in Fair Value of Warrant Liabilities

The gain from change in fair value of warrant liabilities of $0.03 million for the three months ended September 30, 2021 represents the change in fair value of the Gig private warrants that were assumed in the Business Combination. The loss from change in fair value of warrant liabilities of $14.5 million for the three months ended September 30, 2020 represents the change in fair value of the outstanding common and preferred warrants, which were converted to common stock as a result of the Business Combination.

Change in Fair Value of Derivative Liability

The loss from change in fair value of the derivative liability totaled $5.0 million during the three months ended September 30, 2021 and reflected the impact of the marking-to-market of the underlying derivative embedded in the Convertible Note.

Change in Fair Value of Earnout Liability

The loss from change in fair value of the earnout liability totaled $31.8 million during the three months ended September 30, 2021 and reflected the impact of the marking-to-market of the earnout shares.

Gain on Extinguishment of Debt

The gain on extinguishment of debt of $2.2 million during the three months ended September 30, 2021 was associated with the conversion of $12.1 million of Convertible Notes into 1,055,388 shares of the Company’s common stock. The gain represents the difference between the fair value of the common stock and the sum of the carrying amount of the converted debt and the fair value of the convertible note derivative liability at the time of conversion.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table sets forth our historical operating results for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	Change	% Change

	(dollar amounts in thousands)
Revenues	$16,771	$5,368	$11,403	212%
Cost of revenues	19,392	6,213	13,179	212%
Gross loss	(2,621)	(845)	(1,776)	210%
Operating expenses
Research and development	2,214	742	1,472	198%
Selling, general and administrative	29,245	6,973	22,272	319%
Total operating expenses	31,459	7,715	23,744	308%
Loss from operations	(34,080)	(8,560)	(25,520)	298%
Other expenses
Interest expense	9,534	1,242	8,292	nm*
Loss from change in fair value of warrant liabilities	28,108	14,363	13,745	nm*
Loss from change in fair value of derivative liability	9,290	—	9,290	nm*
Loss from change in fair value of earnout liability	44,164	—	44,164	nm*
Gain on extinguishment of debt	(2,194)	—	(2,194)	nm*
Other (income) expense	(27)	107	(134)	nm*
Total other expenses	88,875	15,712	73,163
Net loss	$(122,955)	$(24,272)	(98,683)

*not meaningful

Revenues

Our total revenue increased by $11.4 million, or 212%, from $5.4 million during the nine months ended September 30, 2020 to $16.8 million during the nine months ended September 30, 2021. The increase in the revenues was principally related to the sale of 110 complete commercial electric vehicles and 2 powertrain systems during the nine months ended September 30, 2021 as compared to the sale of 40 complete commercial electric vehicles and 5 powertrain systems during the nine months ended September 30, 2020.

Cost of Revenues

Cost of revenues increased by $13.2 million, or 212%, from $6.2 million during the nine months ended September 30, 2020 to $19.4 million during the nine months ended September 30, 2021. The increase in the cost of revenues was primarily related to an increase in revenue as well as higher factory overhead and warranty expenses during the nine months ended September 30, 2021, as compared to the comparable period in 2020.

Research and Development

Research and development expenses increased by $1.5 million or 198% from $0.7 million in the nine months ended September 30, 2020 to $2.2 million in the nine months ended September 30, 2021. The increase was primarily due to an increase in our engineering headcount year-over-year, as we continue to advance the development and design of our vehicles, refine and improve our production processes and enhance our in-house engineering capabilities.

Selling, General and Administrative

Selling, general and administrative expenses increased by $22.3 million or 319% from $7.0 million during the nine months ended September 30, 2020 to $29.2 million during the nine months ended September 30, 2021, primarily due to the increase in professional services associated with the Business Combination process in the amount of $9.1 million as well as an overall increase associated with being a public company.

Interest Expense

Interest expense increased by $8.3 million from $1.2 million during the nine months ended September 30, 2020 to $9.5 million during the nine months ended September 30, 2021. The increase was mainly due to $6.2 million of accrued interest and amortization of the discount related to the Convertible Note not present in the prior year, $0.8 million in amortization of the discount associated with the short-term convertible notes converted at the close of the Business Combination and $0.9 million for the early payment of interest associated with loans paid off in the Business Combination.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for the nine months ended September 30, 2021 included (1) a loss of $27.9 million associated with the outstanding common and preferred warrants, which were converted to common stock as a result of the Business Combination and (2) a loss of $0.2 million associated with the Gig private warrants assumed in the Business Combination. The change in fair value of warrant liabilities for the nine months ended September 30, 2020 included a loss of $14.4 million associated with the outstanding common and preferred warrants, which were converted to common stock as a result of the Business Combination. These losses reflect the impact of the marking-to-market of the warrant liability.

Change in Fair Value of Derivative Liability

The loss from change in fair value of the derivative liability totaled $9.3 million during the nine months ended September 30, 2021 and reflected the impact of the marking-to-market of the underlying derivative embedded in the Convertible Note.

Change in Fair Value of Earnout Liability

The loss from change in fair value of the earnout liability totaled $44.2 million during the nine months ended September 30, 2021 and reflected the impact of the marking-to-market of the earnout shares.

Gain on Extinguishment of Debt

The gain on extinguishment of debt of $2.2 million during the nine months ended September 30, 2021 was associated with the conversion of $12.1 million of Convertible Notes into 1,055,388 shares of the Company’s common stock. The gain represents the difference between the fair value of the common stock and the sum of the carrying amount of the converted debt and the fair value of the convertible note derivative liability at the time of conversion.

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

Adjusted EBITDA and Adjusted Net Loss

EBITDA is defined as net loss before depreciation and amortization and interest expense. Adjusted EBITDA is defined as net loss before depreciation and amortization, interest expense, stock-based compensation, gains or losses related to the change in fair value of warrant, derivative and earnout share liabilities, gains or losses on extinguishment of debt and other non-recurring costs determined by management, such as Business Combination related expenses. Adjusted net loss is defined as net loss adjusted for stock-based compensation expense, gains or losses related to the change in fair value of warrant, derivative and earnout share liabilities, gains or losses on extinguishment of debt and certain other non-recurring costs determined by management, such as Business Combination related expenses. EBITDA, Adjusted EBITDA and adjusted net loss are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. We believe that using EBITDA, adjusted EBITDA and adjusted net loss provide an additional tool for investors to use in evaluating ongoing operating results and trends while comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA, adjusted EBITDA and adjusted net loss we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of EBITDA, adjusted EBITDA and adjusted net loss may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA, adjusted EBITDA and adjusted net loss in the same fashion.

Because of these limitations, EBITDA, adjusted EBITDA and adjusted net loss should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA, adjusted EBITDA and adjusted net loss on a supplemental basis. You should review the reconciliation of net loss to EBITDA and adjusted EBITDA and reconciliation of net loss to adjusted net loss below and not rely on any single financial measure to evaluate our business.

The following table reconciles net loss to EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollar amounts in thousands)
Net loss	$(49,461)	$(18,684)	$(122,955)	$(24,272)
Adjustments:
Depreciation and Amortization	255	94	605	263
Interest expense	3,983	862	9,534	1,242
EBITDA	$(45,223)	$(17,728)	$(112,816)	$(22,767)
Stock-based compensation	1,349	254	1,545	260
(Gain) loss from change in fair value of warrant liabilities	(27)	14,533	28,108	14,363
Loss from change in fair value of derivative liability	5,023	—	9,290	—
Loss from change in fair value of earnout liability	31,788	—	44,164	—
Gain on extinguishment of debt	(2,194)	—	(2,194)	—
Other (income) expense	(3)	108	(27)	107
Business Combination expense	—	—	9,098	—
Adjusted EBITDA	$(9,287)	$(2,833)	$(22,832)	$(8,037)

The following table reconciles net loss to adjusted net loss for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Loss	$(49,461)	$(18,684)	$(122,955)	$(24,272)
Adjustments:
Stock-based compensation	1,349	254	1,545	260
Business Combination expense	-	-	9,098	-

(Gain) loss from change in fair value of warrant liabilities	(27)	14,533	28,108	14,363
Loss from change in fair value of derivative liability	5,023	-	9,290	-
Loss from change in fair value of earnout liability	31,788	-	44,164	-
Gain on extinguishment of debt	(2,194)	-	(2,194)	-
Adjusted net loss	$(13,522)	$(3,897)	$(32,944)	$(9,649)

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from debt financing and the sales of common and convertible preferred shares. We closed the Business Combination on May 6, 2021 pursuant to which we added $216.8 million of cash, net of redemptions, to the balance sheet.

As of September 30, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $187.2 million. We believe our cash and cash equivalents balance will be sufficient to continue to execute our business strategy over the next twelve-month period from the date the financial statements were available to be issued.

We will require substantial additional capital to develop our products and services, including those for orders in our order backlog, fund the growth and scaling of our manufacturing facilities, fund the growth and scaling of our operations and fund possible acquisitions. Until we can generate sufficient cash flow from operations, we expect to finance our operations through a combination of the merger proceeds we received from the Business Combination, the PIPE Financing and the Convertible Note investment, as well as from additional public offerings, debt financings, collaborations or licensing arrangements. The amount and timing of our future funding requirements depend on many factors, including the pace and results of our development efforts and our ability to scale our operations.

The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2021	2020

	(dollar amounts in thousands)
Net cash used in operating activities	$(47,962)	$(11,693)
Net cash used in investing activities	(2,311)	(1,301)
Net cash from financing activities	237,051	16,598
Net increase in cash	$186,778	$3,604

Cash Flows used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 and 2020 was $48.0 million and $11.7 million, respectively. Cash flows from operating activities are significantly affected by the revenue levels, mix of products and services, and investments in the business in research and development and selling, general and administrative costs in order to develop products and services, improve manufacturing capacity and efficiency, and support revenue growth. With respect to the nine months ended September 30, 2021, significant increases in net cash used in operating activities, in comparison to the corresponding prior period, were principally driven by increases in cost of revenues and selling, general and administrative expenses, as described in more detail above.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was $2.3 million and $1.3 million, respectively. Cash flows from investing activities relate to capital expenditures to support revenue growth as we invest in and expand our business and infrastructure.

Cash Flows from Financing Activities

Net cash from financing activities for the nine months ended September 30, 2021 was $237.1 million, which was due to net proceeds of $142.8 million from the Business Combination and PIPE Financing, proceeds of $95.0 million from the issuance of the Convertible Note (See Note 8), proceeds from Facility borrowings of $7.0 million, proceeds from the exercise of warrants of $3.3 million and proceeds of $0.6 million from the exercise of common stock options, offset by payments on our previous outstanding notes payable of $11.5 million. Net cash from financing activities for the nine months ended September 30, 2020 was $16.6 million and primarily consisted of proceeds from convertible notes of $9.4 million, proceeds from the redemption of convertible notes payable and Series C redeemable convertible preferred stock and warrants of $3.0 million, proceeds for the issuance of Series C redeemable convertible preferred stock and warrants of $3.3 million, and proceeds from Facility borrowings of $1.0 million.

Contractual Obligations and Commitments

The following table summarizes our long-term contractual obligations associated with our notes payable, operating leases, purchase commitments and other commitments as of November 10, 2021, and the years in which these obligations are due:

		Year	Years	Years	More than
	Total	1	2-3	4-5	5 Years

	(dollar amounts in thousands)
Contractual obligations:
Notes payable
Term note and revolving working capital facility	$3,000	$—	$—	$3,000	$—
Convertible Note	87,863	—	87,863	—	—
Leases
Operating leases	15,397	2,509	5,623	5,991	1,274
Purchase commitments and other	201,444	14,889	90,150	96,405	—
	$307,704	17,398	$183,636	$105,396	$1,274

Backlog

As of September 30, 2021 and 2020, we had an order backlog comprised of ZEV powertrain system conversions, powertrain systems and charging systems of approximately 1,617 and 941, respectively.

Our order backlog is comprised of non-binding agreements and purchase orders from customers. Although the order backlog does not constitute a legal obligation, we believe the amounts included in our order backlog are firm, even though these non-binding orders may be cancelled or delayed by customers without penalty. We may elect to permit cancellation of orders without penalty where management believes it is in our best interest to do so. On a case-by-case basis and at our sole discretion, we have held partial deposits for purchase orders from customers.

The realization and timing of the recognition of our order backlog is dependent, among other things, on our ability to obtain and secure a steady supply of components used in our manufacturing process. Accordingly, revenue estimates and the amount and timing of work expected to be performed at the time the estimate of order backlog is developed is subject to change. As a result, the order backlog may not be indicative of future sales and can vary significantly from period to period. In addition, it is possible that the methodology for determining the order backlog may not be comparable to methods used by other companies.

A summary of our order backlog as of each of the reporting periods is as follows:

	Nine Months Ended September 30,
	2021	2020
Backlog
Units	1,617	941

Dollars (weighted value - in thousands)	$171,442	$124,912

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

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

Fair Value

As a result of the Business Combination, the Company recognized additional earnout shares with performance conditions as a liability measured at fair value with subsequent changes in fair value recorded in the statement of operations for each reporting period. The earnout shares are valued using the Company’s stock price as of the valuation date. The valuation methodology used is a Monte Carlo Simulation model (“MCS”) utilizing a Geometric Brownian motion process to capture meeting the various performance conditions. MCS is a technique that uses a stochastic process to create a range of potential future outcomes given a variety of inputs. Stochastic processes involve the use of both predictive assumptions (e.g., volatility, risk-free rate) and random numbers to create outcomes. MCS assumes that stock prices take a random walk and cannot be predicted; therefore, random number generators are used to create random outcomes for stock prices. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

As a result of the Business Combination, the Company assumed the liability associated with the Gig warrants. The Company accounts for the warrants as liabilities at fair value with subsequent changes in fair value recorded in the statement of operations for each reporting period. The fair value is determined using the Black-Scholes-Merton option-pricing model (“BSM”) where the share price input represents the Company’s stock price as of the valuation date. The BSM is a mathematical model for pricing an option or warrant. In particular, the model estimates the variation over time of financial instruments. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

The Company estimates the fair value of its derivative liability associated with the Convertible Note at each reporting date, as well as at each conversion date. The Convertible Note and embedded conversion option are valued using a Binomial Lattice Model designed to capture incremental value attributed to the conversion options in addition to the value of the Convertible Note. The value of the Convertible Note without the conversion feature is valued utilizing the income approach, specifically, the discounted cash flow method. Cash flows are discounted utilizing the U.S. Treasury rate and the credit spread to estimate the appropriate risk adjusted rate. The conversion feature utilizes the Company’s stock price as of the valuation date as the starting point of the valuation. A Binomial Lattice Model is used to estimate our credit spread by solving for a premium to the U.S. Treasury rate that produces a value of the Convertible Note. As of issuance, the value of the Convertible Note and warrants related to the Convertible Note are set to equal $100.0 million to solve for the credit spread which is then updated quarterly. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations under adoption.

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As an EGC, we are permitted to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

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

We will remain an EGC under the JOBS Act until the earliest of (i) December 31, 2025, which is the last day of our first fiscal year following the fifth anniversary of our initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of our common equity held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market and Risks

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates.

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021, we had cash and cash equivalents of $187.2 million, consisting of operating and interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluations with participation from our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2021, in light of the material weaknesses described below, certain of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure as of September 30, 2021.

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

As of September 30, 2021, we have remediated the following material weakness:

●	Technical Accounting Resources: In addition to contracting with outside accounting firms for technical accounting support, we hired a Vice President of Accounting and Controller, a Director of SEC Reporting and an Assistant Controller, each with significant public company accounting experience and knowledge. These technical resources enhance the review of complex accounting transactions and the control environment over financial statement preparation. In addition, these technical resources are currently implementing the policies and procedures necessary to address the two remaining material weaknesses discussed below.

We are continuing to implement measures designed to improve our internal control over financial reporting to remediate the remaining material weaknesses, including retaining an outside accounting firm who helped design a formal remediation plan to address the two remaining material weaknesses as follows:

●	Policies and Procedures: We have identified significant policies and procedures to be developed, documented and implemented throughout the remainder of the year. This included the identification of associated controls related to such policies and procedures.
●	Segregation of Duties: We have executed an assessment which included: segregation of duties modeling, segregation of duties technical mapping and analysis/remediation assistance of the significant risks identified in the assessment. In addition, we have hired additional employees in our accounting department to help mitigate this risk.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On August 4, 2021, a purported stockholder of the Company filed a putative class action complaint in the Delaware Chancery Court, captioned Delman v. GigCapitalAcquisitions3, LLC, et al. (Case No. 2021-0679) on behalf of a purported class of stockholders. The lawsuit names GigCapitalAcquisitions3, LLC and the Company’s former directors Dr. Katz, Dr. Dinu, and Messrs. Betti-Berutto, Mikulsky, Miotto and Wang, as defendants. The lawsuit alleges that the defendants breached their fiduciary duty stemming from Gig’s merger with Lightning and unjust enrichment of certain of the defendants. The lawsuit seeks, among other relief, unspecified damages, redemption rights, and attorneys’ fees. Neither the Company nor any of our current officers or directors are parties to the lawsuit. The Company’s former directors are subject to certain indemnification obligations of the Company.

On October 15, 2021, the Company and certain of its officers were named as defendants in a putative securities class action. The action is pending in the U.S. District Court for the District of Colorado, and is captioned Shafer v. Lightning eMotors, Inc., et al., Case No. 1:21-cv-02774. The lawsuit alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder for purported false statements regarding the Company’s business operations and financial condition. The lawsuit seeks damages in an unspecified amount, attorneys’ fees, and other remedies. The Company intends to defend vigorously against such allegations.

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

Risks Related to Our Business and Industry

●	We are an early-stage company with a limited operating history and a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.

●	Our financial results may vary significantly from period to period due to fluctuations in our operating costs and other factors.

●	We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

●	We may be unable to adequately control the costs associated with our operations.

●	We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.

●	Our business model has yet to be tested and any failure to commercialize our strategic plans would have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

●	Our business plans require a significant amount of capital. We expect to need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our operations and prospects could be negatively affected.

●	We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply, and our customers could fail to effectively execute on governmental funding programs, including HVIP, which potentially represents a large portion of our revenues.

●	Amounts included in order backlog may not result in actual revenue and are an uncertain indicator of our future revenue.

Risks Related to Manufacturing and Supply Chain

●	We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our ZEVs and electric powertrains, which could harm our business and prospects.

●	We are dependent on our suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to deliver the necessary components of our vehicles at prices and volumes, and specifications acceptable to us could have a material adverse effect on our business, prospects, financial condition and operating results.

●	We face risks associated with a high concentration of suppliers.

●	Increases in costs, disruption of supply or shortage of raw materials could harm our business.

Risks Related to Intellectual Property, Cybersecurity and Data Privacy

●	We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and cause us to incur substantial costs.

●	Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.

●	Breaches in data security, failure of information security systems and privacy concerns could adversely impact our financial condition, subject us to penalties, damage our reputation and brand, and harm our business, prospects, financial condition, results of operations, and cash flows.

Risks Related to Litigation and Regulation

●	We, our outsourcing partners and our suppliers are or may be subject to substantial regulation and unfavorable changes to, or failure by us, our outsourcing partners or our suppliers to comply with, these regulations could substantially harm our business and operating results.

●	We may not have adequate insurance coverage for possible claims, lawsuits, product recalls or other damages claims made against us.

Risks Related to Our Employees and Human Resources

●	If we are unable to attract and retain key employees and hire qualified management, technical and engineering personnel, our ability to compete could be harmed.

●	Our employees and independent contractors may engage in misconduct or other improper activities, which could have an adverse effect on our business, prospects, financial condition and operating results.

Risks Related to Ownership of Our Common Stock

●	The market price of our securities may fluctuate and may decline.

●	Sales of substantial amounts of our Common Stock in the public markets by our existing stockholders, or the perception that such sales might occur, could cause the market price of our Common Stock to decline significantly, even if our business is doing well.

●	The issuance of additional shares of our Common Stock in connection with financings, acquisitions, investments, our share incentive plans or otherwise will dilute all other stockholders.

●	Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Risks Related to Our Business and Industry

We are an early-stage company with a limited operating history and a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.

We are an early-stage company with a limited operating history and a history of losses. We incurred a net loss of $49.5 million and $123.0 million for the three and nine months ended September 30, 2021, respectively, and have incurred net losses of approximately $203.8 million since our inception through September 30, 2021. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our ZEVs and electric powertrains, which will help us reduce our costs of manufacturing. There are no assurances that we will be able to secure future business with the major trucking companies or bus companies, including city transit companies. Even if we are able to successfully develop and sell our ZEVs and electric powertrains, there can be no assurance that they will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of fleets of electric medium-duty vehicles, which may not occur. We cannot guarantee we will become profitable or achieve the levels of profit anticipated. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We expect the rate at which we will incur losses to be significantly high in future periods as we:

●	design, develop and manufacture our ZEVs and electric powertrains;
●	build up inventories of parts and components for our ZEVs and electric powertrains;
●	manufacture an available inventory of our ZEVs and electric powertrains;
●	expand our design, development, maintenance and repair capabilities;
●	increase our sales and marketing activities and develop our distribution infrastructure; and
●	increase our general and administrative functions to support our growing operations.

Because we will incur the costs and expenses from these efforts before we receive any incremental revenues with respect thereto, our losses in future periods will be significant and may continue to grow until we become profitable. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. Our limited operating history makes evaluating our business and future prospects difficult. It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our expectations, our operating results and financial position could be materially affected.

Our financial results may vary significantly from period to period due to fluctuations in our operating costs and other factors.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including:

●	the pace at which we continue to design, develop and produce new products and increase production capacity;
●	the number of customer orders in a given period;
●	changes in manufacturing costs;
●	the availability of critical components for the manufacture of our vehicles;
●	the timing and cost of, and level of investment in, research and development relating to our technologies and our current or future facilities;
●	developments involving our competitors;
●	changes in governmental regulations or applicable law;
●	future accounting pronouncements or changes in our accounting policies; and
●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

From time to time, we release earnings guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. For example, on August 16, 2021, as a result of certain recent events which temporarily limited our ability to accurately forecast precise dates for completed vehicles and powertrain systems, we withdrew our prior guidance. These events included, without limitation:

●	the unexpected temporary shutdown of a supplier plant in July 2021, limiting our supply of certain chassis with no commitment on future production quantities or deliveries;
●	the Delta variant of Covid-19 has resulted in return to office delays for numerous customers from the fall of 2021 into 2022, which caused a delay of some of our orders for campus coach and shuttle buses from 2021 to 2022;
●	the introduction of a new product configuration at a battery supplier in June 2021 and July 2021 has resulted in production delays and delivery of parts;
●	in June 2021, a drivetrain supplier shifted production to a new international factory which has resulted in production startup issues and delays on delivery of parts; and
●	dislocations under the Hybrid and Zero Emission Truck and Bus Voucher Incentive Project (“HVIP”) in June 2021 and August 2021 whereby the demand exceeded the availability of funds, causing delays in our customer’s ability to receive sufficient funding under the HVIP for their orders.

We plan to provide guidance for the fourth quarter of 2021. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. These assumptions are inherently difficult to predict, particularly in the long term. For example, during our quarter ending on September 30, 2021, we continued to see constraints with chassis, battery and accessory components which have delayed our ability to fulfill orders. Our ability to meet our guidance, in part, is dependent on our receipt of a sufficient supply of critical components for the manufacture of our vehicles.

Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, the impact of the COVID-19 pandemic on our counterparties which could impact, among other things, our ability to receive a sufficient supply of critical components for the manufacture of our vehicles, and the impacts of reduced movement (including from extended work-from-home policies) or the removal of restrictions on movement, which could adversely affect our business, our customers and future operating results. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis, resumption of freedom of movement in various regions and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic or its abatement will have on all aspects of our business, our counterparties and our customers or the duration of those impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock could decline.

In light of the foregoing, investors are urged not to unduly rely upon our guidance in making an investment decision regarding our common stock. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Risk Factors section in this report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and manufacturing our ZEVs and electric powertrains and building our brands. We expect to incur significant expenses which will impact our profitability, including research and development expenses, raw material procurement costs, lease costs, sales and distribution expenses as we build our brand and market our ZEVs and electric powertrains, and general and administrative expenses as we scale our operations. In addition, we may incur significant costs in connection with our services. Our ability to become profitable in the future will not only depend on our ability to successfully market our ZEVs and electric powertrains and other products and services, but also to control our costs. If we are unable to cost efficiently design, manufacture, market, sell, distribute and service our electric powertrains and services, our margins, potential profitability and prospects would be materially and adversely affected.

We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.

The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. The first Delta variant case was identified in December 2020, and the variant soon became the predominant strain of the virus and by the end of September 2021, the Delta variant was the cause of more than 99% of new U.S. COVID-19 cases. Numerous government regulations and public advisories, as well as shifting social behavior, have temporarily limited or closed non-essential transportation, government functions, business activities and person-to-

person interactions, and the duration of such trends is difficult to predict. Reduced operations and production line shutdowns at commercial vehicle OEMs due to the COVID-19 pandemic, limitations on travel by our personnel and personnel of our customers and increased demand for medium-duty commercial trucks within our customers’ fleets caused some customers to delay the planned installation of our powertrain system on their trucks, and future delays or shutdowns of medium-duty commercial vehicle OEMs or our suppliers could impact our ability to meet customer orders. The Delta variant emergence in the United States has resulted in a delay in return to work by major companies which has resulted in a push out of expected orders for the fourth quarter and beyond. In addition, the COVID-19 pandemic has resulted in extreme volatility in the global financial markets, which could increase our cost of capital or limit our ability to access financing.

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

The specific timing and pace of our resumption of normal operations will depend on the status of various government regulations and the readiness of our suppliers, vendors and workforce. Although we are working to resume meetings with potential customers, it ultimately remains uncertain how we may be impacted should the COVID-19 pandemic concerns increase in the future. For example, the Delta variant of COVID-19 has resulted in return to office delays for numerous customers from the fall of 2021 into 2022. This has caused a delay of some of our orders for campus coach and shuttle buses from 2021 to 2022.

Our operations and timelines may also be affected by global economic markets and levels of consumer comfort and spending, which could impact demand in the worldwide transportation industries. Because the impact of current conditions on an ongoing basis is still largely unknown, is rapidly evolving and has been varied across geographic regions, this ongoing assessment will be particularly critical to allow us to accurately project demand and infrastructure requirements globally and deploy our workforce and other resources accordingly. If current global market conditions continue or worsen, or if we cannot or do not resume reduced operations at a rate commensurate with such conditions or resume full operational capacity and we are later required to or choose to reduce such operations again, our business, prospects, financial condition and operating results could be materially harmed.

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

Investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. Therefore, there is nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. To the extent that we do not effectively scale our operations to meet the needs of our customer base and maintain performance as our customers expand the use of our vehicles, we may not be able to grow as quickly as we anticipate or compete as effectively. In addition, as a result of the capital-intensive nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. Any failure to commercialize our strategic plans would have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

Our business plans require a significant amount of capital. We expect to need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our operations and prospects could be negatively affected.

The design, manufacture, sale and servicing of our ZEVs and electric powertrains is capital-intensive. In the near term our capital will be deployed for the projected operating expenses to execute on our business plan, to provide necessary working capital for accounts receivable and inventory and to finance our anticipated capital expenditures to expand the manufacturing capacity to meet revenue forecasts. In the future, we may need to raise additional capital to scale our manufacturing and grow our business. In addition, we may raise capital earlier on an opportunistic basis. These additional funds may be raised through the issuance of equity, equity related or debt securities, or through obtaining credit from government or financial institutions or through collaborations or licensing arrangements. Additional capital will be necessary in the future to fund ongoing operations, continue research, development and design efforts and improve infrastructure. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.

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

In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute our stockholders, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Common Stock. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and may make it more difficult for us to obtain additional capital, pay dividends to our stockholders or pursue business opportunities, including potential acquisitions.

If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply, and our customers could fail to effectively execute on governmental funding programs, including HVIP, which potentially represents a large portion of our revenues.

We anticipate applying for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of electric vehicles and related technologies. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the federal, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.

For example, many of our customers have historically leveraged the California HVIP as well as Volkswagen Emissions Mitigation Trust Fund (“VW EMTF”) funding that is allocated to each state to purchase our vehicles and charging systems. The HVIP program, to which California allocated approximately $235 million in 2021, represents the most utilized of the subsidy programs to our customers due to its ease of access and amount of funding per vehicle (approximately 30% of the cost of one of our electric vehicles). As of September 30, 2021, there were thirty other active companies that, like us, have certified vehicles (Class 3-7) that can be funded under the HVIP program. For the nine months ended September 30, 2021, we derived approximately 12% of our revenue from HVIP funding. Of the order backlog, which is comprised of non-binding agreements and purchase orders as of September 30, 2021, approximately 53% of the orders, and approximately 69% of the orders by value, have contingencies for 2021 HVIP funding that have not yet been secured. Although we have successfully participated in the program for the last five years, and have applied for HVIP funding on behalf of our customers during the remainder of 2021, any material problem with the HVIP program for 2021 or 2022 could have a material adverse impact on our business, financial condition and results of operations. Moreover, if the demand exceeds the availability of funds, then our customers may elect to cancel orders. For example, dislocations under the HVIP in June 2021 and August 2021 whereby the demand exceeded the availability of funds, are causing delays in our customer’s ability to receive sufficient funding under the HVIP.

Amounts included in order backlog may not result in actual revenue and are an uncertain indicator of our future revenue.

Backlog is comprised of non-binding agreements and purchase orders from customers. Although the order backlog does not constitute a legal obligation, we believe the amounts included in our order backlog are firm, even though these non-binding orders may be cancelled or delayed by customers without penalty. Some of our order backlog have contingencies including on obtaining third party financing or government grants such as HVIP. For more information, see the risk factor titled “We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply, and our customers could fail to effectively execute on governmental funding programs, including HVIP, which potentially represents a large portion of our revenues." The determination of our order backlog includes, among other factors, our subjective judgment about the likelihood of an order becoming revenue. Our judgments in this area have been, and in the future, may be, incorrect and we cannot assure you that we will recognize revenue with respect to each order included in order backlog. In addition, orders can be delayed for a number of reasons, many of which are beyond our control, including supplier delays, which may cause delays in our manufacturing process, and delays associated with the ongoing coronavirus pandemic. We may not be aware of these delays affecting our suppliers and as a result may not consider them when evaluating the contemporaneous effect on order backlog. Further, our order backlog could be reduced due to cancellation of orders by customers without penalty or we also may elect to permit cancellation of orders without penalty where management believes it is in our best interest to do so. On a case-by-case basis and at our sole discretion, we have held partial deposits for purchase orders from customers. Should a cancellation occur, our order backlog and anticipated revenue would be reduced unless we are able to replace the cancelled order. As a result, the order backlog may not be indicative of future sales and can vary significantly from period to period. Reductions in our order backlog could negatively impact our future results of operations.

We evaluate our order backlog at least quarterly to determine if the orders continue to meet our criteria for inclusion in order backlog. We may adjust our reported order backlog to account for any changes in: customer or distributor plans or financial conditions; the customer’s or distributor’s continued intent and ability to fulfill the order contract; regulatory requirements; or due to changes in our ability, or the methodology used, to determine whether an order contract is likely to be completed; and whether there are contingencies for HVIP or other government incentives. Because revenue will not be recognized until commission of vehicles, there may be a significant amount of time from signing a contract with a customer or shipping a system and revenue recognition. We cannot assure you that our order backlog will result in revenue on a timely basis or at all, or that any cancelled contracts will be replaced.

The realization and timing of the recognition of our order backlog is dependent, among other things, on our ability to obtain and secure a steady supply of components used in our manufacturing process. Accordingly, revenue estimates and the amount and timing of work we expected to be performed at the time the estimate of order backlog is developed is subject to change. As a result, the order backlog may not be indicative of future sales and can vary significantly from period to period. In addition, it is possible that the methodology for determining the order backlog may not be comparable to methods used by other companies.

The automotive market is highly competitive, and we may not be successful in competing in this industry.

We currently face intense competition in bringing our ZEVs to market. Both the automobile industry generally, and the ZEV segment in particular, are highly competitive, and we will be competing for sales with both ZEV manufacturers and traditional automotive companies. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products, including their ZEVs.

We believe the primary competitive factors in our markets are talent and culture, technological innovation, product performance and quality, product availability, customization options, service options, customer experience, brand differentiation, product design and style, pricing and total cost of ownership, and manufacturing scale and efficiency. We believe that we have a head start and compete efficiently with our competitors (including the large OEM’s) on the basis of these factors; however, our current and potential competitors may have greater financial, technical, manufacturing, marketing and other resources than we do. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their electric commercial fleet programs. Additionally, our competitors may also have greater name recognition, longer operating histories, larger sales forces, more traditional sales and distribution strategies, broader customer and industry relationships and other tangible and intangible resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions in the EV market may result in even more resources being concentrated in our competitors.

Some of our competitors have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other resources than we do. They also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors. There are no assurances that customers will choose our ZEVs over those of our competitors, or over internal combustion engines vehicles.

Additional competitors may enter the industry as well. Historically, large legacy OEMs have not been attracted to our market because it is comprised of multiple, specialized sub-markets, each of which does not have sufficient volume to support their high-capital manufacturing models. We believe the return on investment in the medium-duty EV markets has not been sufficient for large legacy OEMs to justify the research and development and capital expenditures necessary to innovate and compete in our market. Additionally, traditional vocational OEMs have not entered the powertrain market for medium-duty trucks. However, given the anticipated increase in market demand for clean energy solutions and general decrease in the cost of manufacturing such solutions over time, both large legacy OEMs and traditional vocational OEMs may transition into our market and become our direct competitors. We expect competition in our industry to intensify in the future in light of increased demand and regulatory push for alternative fuel and electric vehicles. If and when this occurs, the resulting increase in competition is likely to reduce our market share and could negatively impact our business and prospects.

We may fail to qualify or continue to qualify to sell our vehicles in one or more states or foreign jurisdictions.

The California Air Resources Board (“CARB”) oversees ZEV use in the state through the use of certificates qualifying vehicles to be sold within the state based on compliance with certain emission and other standards. There are currently fourteen additional states (in addition to the District of Columbia) that have adopted the California emissions standard for light, medium and heavy-duty vehicles. In these states, an EPA Certificate of Conformity and CARB Executive Order must be obtained for each model year for each class of vehicle. Failure to obtain or comply with the terms of a Certificate of Conformity or Executive Order is subject to civil penalty and administrative or judicial enforcement. We currently utilize EPA-certified chassis from major OEM’s (meaning that we do not require an alternative fuel vehicle certification from EPA for our ZEV’s), and maintain six active CARB Executive Orders for model year 2021. Although the certification process is well known to us and has been successfully exercised across the product line for both new and repowered vehicles, there can be no assurance that we will continue to qualify for CARB Executive Orders or that we will be qualified to sell our vehicles under other regulatory schemes in other jurisdictions. If we fail to qualify to sell our ZEVs in any state, our business, prospects, financial condition and operating results could be harmed.

Our future growth and success is dependent upon commercial fleets’ willingness to adopt electric and ZEV and specifically our vehicles. We operate in the automotive industry, which is generally susceptible to cyclicality and volatility.

Our growth is highly dependent upon the worldwide adoption by consumers of alternative fuel vehicles in general and our ZEVs and electric vehicles in particular. The market for alternative fuels, hybrid and ZEVs is new and untested and is characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and incentives, industry standards and uncertain customer demands and behavior.

Moreover, the target demographics for our vehicles, in particular the mass market demographic for medium-duty trucks, are highly competitive. Some potential customers may already use products similar to what we currently offer and similar to what we may offer in the future and may be reluctant to replace those products with what we currently offer or which we may offer in the future. Our success will depend on our ability to develop and market products that are recognized and accepted as reliable, enabling and cost-effective and our ability to convince potential customers that our products and technology are an attractive alternative to existing products and technology. Prior to adopting our products and technology, some potential customers may need to devote time and effort to testing and validating our systems. Any failure of our systems to meet these customer benchmarks could result in potential customers choosing to retain their existing systems or to purchase systems other than ours. Although we have successfully grown demand for our vehicles thus far, there is no guarantee of such future demand, or that our vehicles will not compete with one another in the market.

If the market for electric vehicles in general and our ZEVs in particular, does not develop as we expect, develops more slowly than we expect, or if demand for our vehicles decreases in our markets, our business, prospects, financial condition and operating results could be harmed.

We are still at an early stage and have limited resources relative to our competitors. Moreover, the market for alternative fuel vehicles is rapidly evolving. As a result, the market for our vehicles could be affected by numerous factors, such as:

●	perceptions about alternative fuel, hybrid and electric vehicle quality, safety, design, performance, reliability and cost, especially if adverse events or accidents occur that are linked to the quality or safety of alternative fuel, hybrid or electric vehicles;
●	perceptions about vehicle safety in general, including the use of advanced technology, such as vehicle electronics, alternative fuel and regenerative braking systems;
●	the decline of vehicle efficiency resulting from deterioration over time in the ability of the battery to hold a charge;
●	changes or improvements in the fuel economy of internal combustion engines, the vehicle and the vehicle controls or competitors’ electrified systems;
●	the availability of service and associated costs for alternative fuel, hybrid or electric vehicles;
●	perceptions about the limited range over which ZEV and electric vehicles may be driven on a single battery charge;
●	competition, including from other types of alternative fuel vehicles, plug-in ZEV and electric vehicles and high fuel-economy internal combustion engine vehicles;
●	the timing of adoption and implementation of fully autonomous vehicles;
●	volatility in the cost of energy, oil, gasoline, natural gas, hydrogen and renewable fuels could affect buying decisions, which could affect the carbon profile of our solutions;
●	the availability of refueling stations;
●	availability of charging infrastructure to recharge batteries and maintain battery life for electric vehicles;
●	the capacity and reliability of the electric grid;
●	availability of lease and financing options for electric trucks which enable their adoption;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy or mandating reductions in tailpipe emissions, including new regulations mandating zero tailpipe emissions compared to overall carbon reduction;
●	the availability of tax and other governmental incentives to purchase and operate alternative fuel, hybrid and electric vehicles or future regulation requiring increased use of nonpolluting trucks;
●	the availability of rebates provided by natural gas fueling stations and natural gas providers to offset the costs of natural gas and natural gas vehicles;
●	our ability and the ability of fleets, utilities and others to purchase and take credit for renewable fuel and energy, such as fast electric charging infrastructure, through low carbon fuel standards (“LCFS”), programs or similar programs that establish carbon intensity benchmarks for transportation fuels in approved states;
●	the availability of tax and other governmental incentives to sell natural gas or deploy electric vehicle charging infrastructure;
●	perceptions about and the actual cost of alternative fuel itself, as well as hybrid and electric vehicles;
●	macroeconomic factors; and
●	concerns about our future viability.

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

We may fail to attract new customers in sufficient numbers or at sufficient rates or at all or to retain existing customers. We are subject to substantial customer concentration.

We must continually add new customers both to replace departing customers and to expand our current customer base. We may not be able to attract new customers in sufficient numbers to do so. In addition, we may not be able to quickly replace the quantity of orders from departing customers with orders from new customers, as the customer validation cycle typically takes 3 to 24 months. Even if we are able to attract new customers to replace departing customers, these new customers may not maintain the same level of commitment. In addition, we may incur marketing or other expenses, including referral fees, to attract new customers, which may further offset revenues from customers. For these and other reasons, we could experience a decline in revenue growth, which could adversely affect our results of operations.

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

Our two largest customers accounted for approximately 36% and 17% of total revenue for the nine months ended September 30, 2021. As a result, our revenue could fluctuate materially and could be disproportionately impacted by purchasing decisions of these customers or any other significant future customer. Most of our customers are not contractually committed to purchase a specified number of vehicles or powertrains, rather they purchase vehicles on a purchase order basis. Any of our significant customers may decide to purchase less than they have in the past, alter their purchasing patterns at any time with limited notice, or decide not to continue to purchase our products at all, any of which could cause our revenue to decline and adversely affect our financial condition and results of operations. If we are unable to diversify our customer base, maintain our existing strategic partnerships and expand our supply network with other partners, we will continue to be susceptible to risks associated with customer concentration.

The ZEV industry has significant barriers to entry, and if we cannot successfully overcome those barriers, our business will be negatively impacted.

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

Our ZEVs make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames. If such events occur in our ZEVs, we could face liability associated with our warranty, for damage or injury, adverse publicity and a potential safety recall, any of which would adversely affect our business, prospects, financial condition and operating results.

The battery packs in our ZEVs use lithium-ion cells, which have been used for years in laptop computers and cell phones. On occasion, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused consumer attention on the safety of these cells. These events also have raised questions about the suitability of these lithium-ion cells for automotive applications. There can be no assurance that a field failure of our battery packs will not occur, which would damage the vehicle or lead to personal injury or death and may subject us to lawsuits. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs on our vehicles do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity could adversely affect our business, prospects, financial condition and operating results.

Our Lightning chargers, which, if not appropriately managed and controlled, can cause damage or injury, adverse publicity and a potential safety recall, any of which would adversely affect our business, prospects, financial condition and operating results.

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

As of September 30, 2021, we have remediated the following material weakness:

●	Technical Accounting Resources: In addition to contracting with outside accounting firms for technical accounting support, we hired a Vice President of Accounting and Controller, a Director of SEC Reporting and an Assistant Controller, each with significant public company accounting experience and knowledge. These technical resources enhance the review of complex accounting transactions and he control environment over financial statement preparation. In addition, these technical resources are currently implementing policies and procedures necessary to address the two material weaknesses discussed below.

We are continuing to implement measures designed to improve our internal control over financial reporting to remediate the remaining material weaknesses, including retaining an outside accounting firm who has designed a formal remediation plan to address the two remaining material weaknesses as follows:

●	Policies and Procedures: We have identified significant policies and procedures to be developed, documented and implemented throughout the remainder of the year. This included the identification of associated controls related to such policies and procedures.
●	Segregation of Duties: We have executed an assessment which included: segregation of duties modeling, segregation of duties technical mapping and analysis/remediation assistance of the significant risks identified in the assessment. In addition, we have hired additional employees in our accounting department to help mitigate this risk.

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

The performance of our electrified powertrain solutions, including drivability, fuel economy and emissions levels, may vary, including due to factors outside of our control.

The performance of our electrified powertrain solutions, including drivability, fuel economy and emissions levels, may vary, including due to factors outside of our control. Our electrified powertrain solutions are still being designed and developed, and there are no assurances that they will be able to meet their projected performance characteristics, including drivability, fuel economy and emissions levels. External factors may also impact the performance characteristics of our electrified powertrain solutions. For instance, the estimated fuel savings and fuel economy of vehicles installed with our electrified powertrain solutions may vary depending on factors including, but not limited to, driver behavior, speed, terrain, hardware efficiency, payload, vehicle and weather conditions. Additionally, greenhouse gas (“GHG”), emissions of vehicles installed with our electrified powertrain solutions may vary due to external factors, including the type of fuel, driver behavior, the efficiency and certification of the engine, where the engine is being operated and the characteristics of the vehicle itself, including but not limited to the vehicle’s software controls, drivetrain efficiency, aerodynamics and rolling resistance. These external factors as well as any operation of our electrified powertrain solutions other than as intended, may result in emissions levels that are greater than we expect. Additionally, the amount of GHG emissions of both the ZEVs and electric powertrains will vary due to, but not limited to, the factors mentioned above. Due to these factors, there can be no guarantee that the operators of vehicles using our electrified powertrain solutions will realize the expected fuel savings and fuel economy and GHG emission reductions.

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

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. We expect our future expansion to include:

●	expanding the management team;
●	hiring and training new personnel;
●	leveraging consultants to assist with company growth and development;
●	forecasting production and revenue;
●	controlling expenses and investments in anticipation of expanded operations;
●	establishing or expanding design, production, sales and service facilities;
●	implementing and enhancing administrative infrastructure, systems and processes; and
●	expanding into international markets.

We have recently hired, and intend to continue to hire, a significant number of additional personnel, including software engineers, design and production personnel and service technicians for our electrified powertrain solutions. Because our electrified powertrain solutions are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in alternative fuel and electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training any newly hired employees. Competition for individuals with experience designing, producing and servicing electrified vehicles and their software is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results. If we fail to manage our growth effectively, such failure could result in negative publicity and damage to our brand and have a material adverse effect on our business, prospects, financial condition and results of operations.

If we are unable to establish and maintain confidence in our long-term business prospects among customers and analysts within our industry, then our financial condition, operating results, business prospects and access to capital may suffer materially.

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

Because we have only recently begun production and delivery of our ZEV medium-duty trucks, we have limited experience servicing or repairing our vehicles. In addition, drivers often have less familiarity with ZEVs and their servicing needs, and thus require greater support and servicing than traditional internal combustion engine vehicles. Servicing alternative fuel and electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We may decide to partner with a third party to perform some or all of the maintenance on our trucks, and there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our electrified powertrain solutions. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers on platforms such as ours. As we continue to grow, additional pressure may be placed on our customer support team, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition and operating results may be materially and adversely affected.

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

We may engage in transactions, including acquisitions, that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, or prove not to be successful.

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

There can be no assurance that we will undertake or successfully complete any acquisitions. Any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. Conversely, any failure to pursue any acquisition or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our products.

If we fail to introduce or acquire new products or services that achieve broad market acceptance on a timely basis, or if our products or services are not adopted as expected, we will not be able to compete effectively.

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

Furthermore, the success of our new products will depend on several factors, including, but not limited to, market demand costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, our ability to support these products, differentiation of new products from those of our competitors, market acceptance of these products, delays and quality issues in releasing new products and services. The occurrence of one or more of the foregoing factors may result in lower quarterly revenue than expected, and we may in the future experience product or service introductions that fall short of our projected rates of market adoption.

We will face risks associated with potential international operations, including unfavorable regulatory, political, currency, tax, and labor conditions, which could harm our business, prospects, financial condition, results of operations, and cash flows.

Our business plan includes operations in international markets, including initial manufacturing and supply activities, and sales into other international markets. We will face risks associated with any potential international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We anticipate having international operations and subsidiaries that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Furthermore, conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. We have minimal experience to date selling or leasing and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We will be subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell or lease our vehicles and require significant management attention. These risks include:

●	conforming our vehicles to various international regulatory requirements where our vehicles are sold and serviced, which requirements may change over time;
●	expenditures related to foreign lawsuits and liability;
●	difficulty in staffing and managing foreign operations;
●	difficulties establishing relationships with, or disruption in the supply chain from, international suppliers;
●	difficulties attracting customers in new jurisdictions;
●	foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;
●	fluctuations in foreign currency exchange rates and interest rates, including risks related to any foreign currency swap or other hedging activities we undertake;
●	United States and foreign government trade restrictions, tariffs and price or exchange controls;
●	foreign labor laws, regulations and restrictions;
●	changes in diplomatic and trade relationships;
●	laws and business practices favoring local companies;
●	difficulties protecting or procuring intellectual property rights;
●	political instability, natural disasters, war or events of terrorism and health epidemics, such as the COVID-19 pandemic; and
●	the strength of international economies.

If we fail to successfully address these risks, our business, prospects, financial condition, results of operations, and cash flows could be materially harmed.

Risks Related to Manufacturing and Supply Chain

We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our ZEVs and electric powertrains, which could harm our business and prospects.

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

We expect to purchase various types of equipment, raw materials and manufactured component parts from our suppliers. We rely on third-party suppliers for the provision and development of many of the key components and materials used in our electrified powertrain solutions, such as natural gas generators. While we plan to obtain components from multiple sources whenever possible, some of the components used in our vehicles will be purchased by us from a single source. If our suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, we may experience production disruptions, which would have an adverse impact on our business and results of operations.

We have experienced disruptions to our supply chain, including our access to critical components, including batteries, motors, wire harness connectors and chassis. Many of these products are novel products for our suppliers and therefore the supply chain is fragile and many of these products require substantial lead time. These supply issues have caused, and we expect them to continue to cause, further disruptions to our operations, delays in our revenues, and an adverse impact on our revenue forecasts. In particular, as a result of the COVID-19 pandemic, we have been experiencing significant delivery delays from our suppliers since April 2020. For example, our revenue for the fiscal quarter ended September 30, 2021 was constrained by motor deliveries from one key supplier, which we believe have mitigated through the addition of new motor suppliers. However, additional supply chain disruptions, including chassis shortages, remain and given these supply chain challenges, we expect supply chain constrains will continue to impact our 2021 and 2022 revenue. In addition, the introduction of a new product configuration at a battery supplier in June 2021 and July 2021 resulted in delays in both production and delivery of parts. We are currently working to mitigate this challenge through the addition of new battery suppliers. The integration of batteries from new suppliers can take up to a year due to hardware and software compatibility issues and the integration of other suppliers can take up to two years. There can be no assurance that new suppliers will not similarly experience delays in production or delivery. In June 2021, a drivetrain supplier shifted production to a new international factory which resulted in production startup issues and delays on delivery of parts. Without being able to complete the final vehicle commissioning due to these supply chain constraints, the lack of visibility from suppliers on shipments, and ramp time required to integrate new suppliers into our operations, our ability to forecast precise ship dates for completed vehicles is limited. Any disruption could affect our ability to deliver vehicles and could increase our costs and margin and negatively affect our liquidity and financial performance.

We have experienced an industry-wide shortage in chassis, a critical component in our vehicles. Major OEMs such as Ford and GM have publicly spoken to limited chassis availability, which is expected to continue for the next few quarters. Although we are currently working on a path to address the industry chassis shortage with our own Lightning-branded stripped chassis and cab-chassis, we cannot predict when these products will be available for use. Additionally, we are exploring adding additional suppliers to our network; however, there can be no assurance that any alternate supply arrangements will be finalized on terms that are favorable to us, or at all or that we will not encounter supply disruptions under any such agreements.

Our third-party suppliers may not be able to meet their product specifications and performance characteristics or our desired specifications, performance and pricing, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications for their products for which we plan to use or provide warranties that are necessary for our solutions. If we are unable to obtain necessary components and materials used in our ZEV trucks or electrified powertrain solutions from our suppliers at prices, volumes, performance and specifications acceptable to us, or if our suppliers decide to create or supply a competing product, our business could be adversely affected.

We face risks associated with a high concentration of suppliers.

As of and for the year ended December 31, 2020, one supplier accounted for 12% of the Company’s total accounts payable and one supplier accounted for 33% of purchases. As of and for the year ended December 31, 2019, three suppliers accounted for 64% of the Company’s total accounts payable and four suppliers accounted for 61% of purchases. If any one of our suppliers is unable to timely deliver our required materials due to labor shortages, supply chain disruptions, entry into exclusivity agreements with our competitors or for any other reason, our business will be negatively impacted. There can be no assurance that our suppliers will continue to supply the materials necessary for our vehicle operations.

Increases in costs, disruption of supply or shortage of raw materials could harm our business.

We may experience increases in the cost of or a sustained interruption in the supply or shortage of raw materials, which may particularly affect our commercial production of electric powertrains. Any such cost increase, supply interruption or shortage could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials including aluminum, steel, carbon fiber, non-ferrous metals (such as copper), and cobalt. The prices for these raw materials fluctuate depending on market conditions and global demand and could adversely affect our business and operating results.

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

Because we have only recently begun production and delivery of our ZEV medium-duty trucks, we are attempting to build brand recognition, establish relationships with commercial fleets and fleet managers and gain customer loyalty. Therefore, it is very important that our vehicles and our service and support meet the expectations of our customers. Our ZEV trucks and our electric powertrains may contain defects in design and manufacture that may cause them not to perform as expected or may require repair. We currently have limited frame of reference by which to evaluate the performance of our electric powertrains upon which our business prospects depend. For example, our powertrains will use a substantial amount of software to operate which will require modification and updates over the life of the vehicle. Software products are inherently complex and often contain defects and errors when first introduced. There can be no assurance that we will be able to detect and fix any defects in the powertrains’ hardware or software prior to commencing customer sales. Although we have not experienced any recalls to date, we may experience recalls in the future, which could adversely affect our brand in our target markets and could adversely affect our business, prospects and results of operations. Our electric powertrains may not perform consistent with customers’ expectations or consistent with other powertrains which may become available. Although we have warranties on critical components of our vehicles from our suppliers, we may, in the future, have to pay for the cost of repairs or customer-service intervention on our vehicles on the road. Any product defects or any other failure of our electric powertrains to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects. Additionally, problems and defects experienced by other alternative fuel truck companies or electric consumer vehicles could by association have a negative impact on perception and customer demand for our electrified powertrain solutions.

Insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition and operating results.

We provide a manufacturer’s warranty on all vehicles and powertrain components and systems we sell. We maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our electric powertrains, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

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

We, our outsourcing partners and our suppliers may rely on complex machinery for the production, assembly and installation of our electrified powertrain solutions, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our production facilities and the facilities of our outsourcing partners and suppliers consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. For example, the introduction of a new product configuration at a battery supplier in June 2021 and July 2021 resulted in production delays and delivery of parts in June 2021. In June 2021, a drivetrain supplier shifted production to a new international factory which resulted in production startup issues and delays on delivery of parts. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition or operating results.

Risks Related to Intellectual Property

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our electric powertrains, which could make it more difficult for us to operate our business. We have received, and may in the future receive, inquiries from patent or trademark owners inquiring whether we infringe their proprietary rights. Companies owning patents or other intellectual property rights relating to electric powertrains may allege infringement of such rights. In response to a determination that we have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease development, sales, or use of electric powertrains that incorporate the asserted intellectual property;
●	pay substantial damages;
●	obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or at all; or
●	redesign one or more aspects or systems of our powertrains.

A successful claim of infringement against us could materially adversely affect our business, prospects, operating results and financial condition. Any litigation or claims, whether valid or invalid, could result in substantial costs and diversion of resources.

We are not currently licensing any intellectual property, although we plan to license patents and other intellectual property from third parties in the future, including suppliers and service providers, and we may face claims that our use of this in-licensed technology infringes the intellectual property rights of others. In such cases, we will seek indemnification from our licensors. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses.

Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.

Failure to adequately establish and protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we will rely on a combination of trade secrets (including know-how), patents, employee and third-party nondisclosure agreements, copyright, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology.

The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

●	any patent applications we submit may not result in the issuance of patents (and patents have not yet been issued to us based on our pending applications);
●	the scope of our issued patents may not be broad enough to protect our proprietary rights;
●	our issued patents may be challenged and/or invalidated by our competitors;
●	we may not be the first inventor of the subject matter to which we have filed a particular patent application, and we may not be the first party to file such a patent application;
●	patents have a finite term, and competitors and other third parties may offer identical or similar products after the expiration of our patents that cover such products;
●	our employees or business partners may breach their confidentiality, non-disclosure and non-use obligations to us;
●	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impractical;
●	third-parties may independently develop technologies that are the same or similar to ours;
●	current and future competitors may circumvent our patents; and
●	our in-licensed patents may be invalidated, or the owners of these patents may breach our license arrangements.

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

Risks Related to Cybersecurity and Data Privacy

Breaches in data security, failure of information security systems and privacy concerns could adversely impact our financial condition, subject us to penalties, damage our reputation and brand, and harm our business, prospects, financial condition, results of operations, and cash flows.

We expect to face significant challenges with respect to information security and privacy, including in relation to the collection, storage, transmission and sharing of information. We collect, transmit and store confidential and personal and sensitive information of our employees and customers, including names, accounts, user IDs and passwords, vehicle information, and payment or transaction related information. We are also subject to certain laws and regulations, such as “Right to Repair” laws, that require us to provide third-party access to our network and/or vehicle systems.

Increasingly, companies are subject to a wide variety of attacks on their networks and information technology infrastructure on an ongoing basis. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, denial of service attacks, ransomware attacks and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our (and our suppliers’) internal networks, vehicles, infrastructure, and cloud deployed products and the information they store and process. Although we have implemented security measures to prevent such attacks, our networks and systems may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our systems, networks, or data.

We may face difficulties or delays in identifying or otherwise responding to any attacks or actual or potential security breaches or threats. A breach in our data security could create system disruptions or slowdowns and provide malicious parties with access to information stored on our networks, resulting in data being publicly disclosed, altered, lost, or stolen, which could subject us to liability and adversely impact our financial condition. Further, any breach in our data security could allow malicious parties to access sensitive systems, such as our product lines and the vehicles themselves. Such access could adversely impact the safety of our employees and customers.

In addition, we may incur significant financial and operational costs to investigate, remediate and implement additional tools, devices and systems designed to prevent actual or perceived security breaches and other security incidents, as well as costs to comply with any notification obligations resulting from any security incidents. Any of these negative outcomes could adversely impact the market perception of our products and customer and investor confidence in our company, and would materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Any unauthorized control or manipulation of our electric powertrains’ systems could result in loss of confidence in us, ZEVs and our powertrains and harm our business.

Our electric powertrains contain complex information technology systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our electric powertrains and related systems. However, hackers have attempted and may attempt to gain unauthorized access to modify, alter and use such networks, powertrains and systems to gain control of or to change our powertrains’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the powertrain. Future vulnerabilities could be identified and our efforts to remediate such vulnerabilities may not be successful. Any unauthorized access to or control of our powertrains or their systems, or any loss of customer data, could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our powertrains, systems or data, as well as other factors that may result in the perception that our powertrains, systems or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition and operating results.

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

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allow for a new cause of action for data breaches. Moreover, California voters approved the California Privacy Rights Act of 2020 (“CPRA”) which amends the CCPA and goes into effect on January 1, 2023. Among other things, the CPRA gives California residents additional rights with respect to data pertaining to them, expands the types of data breaches subject to the CCPA’s private right of action, and establishes a new California Privacy Protection Agency to implement and enforce the new law. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Both Virginia and Colorado recently passed privacy laws that become effective on January 1 and July 1, 2023, respectively, and other states have considered similar laws. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

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

Risks Related to Litigation and Regulation

We, our outsourcing partners and our suppliers are or may be subject to substantial regulation and unfavorable changes to, or failure by us, our outsourcing partners or our suppliers to comply with, these regulations could substantially harm our business and operating results.

Our ZEVs, our electric powertrains, and the sale of electric motor vehicles in general, are subject to substantial regulation under international, federal, state, and local laws. For example, we currently maintain Executive Orders issued by the California Air Resources Board, which is a requirement to sell ZEVs in California as well as various other states. We continue to evaluate requirements for licenses, approvals, certificates and governmental authorizations necessary to manufacture, sell or service our electrified powertrain or commercial vehicle solutions in the jurisdictions in which we plan to operate and intend to take such actions necessary to comply. We may experience difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, sell or service their electrified powertrain solutions in any of these jurisdictions. For instance, our electrified powertrain solutions and our upfitting of medium duty trucks may not be readily classified into categories by governmental agencies. If we, our outsourcing partners or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other governmental authorizations necessary to carry out our operations in the jurisdictions in which we currently operate, or those jurisdictions in which we plan to operate in the future, our business, prospects, financial condition and operating results could be materially adversely affected. We expect to incur significant costs in complying with these regulations. For example, if the battery packs installed in our electrified powertrain solutions are deemed to be transported, we will need to comply with the mandatory regulations governing the transport of “dangerous goods,” and any deficiency in compliance may result in us being prohibited from selling our electrified powertrain solutions until compliant batteries are installed. We expect to incur significant costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations, including but not limited to:

•

increased subsidies for corn and ethanol or soy and biodiesel production, which could reduce the operating cost of vehicles that use ethanol or biodiesel, or a combination of renewable and petroleum fuels;

•	increased support for other alternative fuel systems, which could have an impact on the acceptance of our electric powertrain system; and
•

increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine, which could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles.

To the extent that laws or regulations change, our electric powertrains may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected. Further, delays, reduction, or elimination of applicable international, federal, or state laws or regulations requiring or incentivizing reductions in emissions of greenhouse gases or other pollutants from internal combustion engines or requiring or incentivizing manufacturers to offer for sale increasing numbers of ZEVs may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results.

We may not have adequate insurance coverage for possible claims, lawsuits, product recalls or other damages claims made against us.

We may not have adequate insurance coverage. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. As a recently public company with limited operating history we may find it difficult to obtain certain categories of insurance such as adequate D&O insurance, product liability insurance, etc.

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

In particular, we are influenced by federal, state and local tax credits, rebates, grants and other government programs. These include various government programs such as LCFS programs, which encourage low carbon “compliant” transportation fuels (including CNG) in the California or Oregon marketplaces by allowing producers of these fuels to generate LCFS credits that can be sold to noncompliant regulated parties. Additionally, we are influenced by laws, rules and regulations requiring or incentivizing reductions in emissions of greenhouse gases or other pollutants from internal combustion engines or requiring or incentivizing manufacturers to offer for sale increasing numbers of ZEVs. Lawmakers, regulators, policymakers, environmental or advocacy organizations, OEMs, trade groups, suppliers or other groups may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote electric vehicles. Many of these parties have substantially greater resources and influence than we do. Further, changes in federal, state or local political, social or economic conditions, including a lack of legislative focus on these programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementation, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other alternative fuels or alternative vehicles over electric vehicles, would reduce the market for electrified powertrains or ZEVs and harm our operating results, liquidity and financial condition. For instance, California lawmakers and regulators have implemented various measures designed to increase the use of electric, hydrogen and other zero-emission vehicles, including establishing firm goals for the number of these vehicles offered for sale or operated within the state by specified dates and enacting various laws and other programs in support of these goals. Although the influence and applicability of these or similar measures on our business and electrified powertrain and ZEV adoption in general remains uncertain, a reduction in focus by these groups on, or loss of legal authority to incentivize or require the sale of, ZEVs or vehicles with an overall net carbon negative emissions profile, could adversely affect the market for our electrified powertrain solutions. The state of California’s legal authority to develop and implement greenhouse gas emission standards is currently the subject of legal challenges, and the authority of California to implement and enforce GHG emission standards for vehicles and engines in the future is uncertain. Additionally, the Biden administration recently announced an effort by the EPA and NHTSA to reverse rollbacks in GHG and the Corporate Average Fuel Economy (“CAFE”) standards enacted by the previous Administration. The Biden administration also announced a goal of 50% EV sales by 2030. The Biden administration’s new GHG and CAFE standards, if and when finalized, will mandate fleetwide increases in fuel economy and decreases in GHG emissions from internal combustion equipped vehicles produced by all manufacturers. If these economic incentives or regulatory programs are reduced, eliminated or never finalized and enacted, there could be a reduction in demand for our electrified powertrain solutions, which could have a material adverse effect on our business, prospects, financial condition and operating results.

We have been, and may be in the future, subject to lawsuits or indemnity claims in the ordinary course of business, including product liability claims and securities litigation resulting in possible class action and derivative lawsuits, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

From time to time, we have been and may be named as a defendant in lawsuits, government investigations, indemnity claims and other legal proceedings involving alleged product liability, personal injury, intellectual property, privacy, consumer protection, securities, tax, labor and employment, environmental, commercial disputes and other matters that may harm our business, financial conditions and results of operations. For example, on October 15, 2021, a purported stockholder of the Company filed a putative class action in the U.S. District Court for the District of Colorado alleging that, among other things, we and certain senior members of our management team violated federal securities laws. Product liability claims, even those without merit or those that do not involve our ZEVs, could harm our business, prospects, financial condition and operating results. The automobile industry in particular experiences significant product liability claims, and we face inherent risk of exposure to claims in the event our ZEVs do not perform or are claimed to not have performed as expected. As is true for other ZEV suppliers, we expect in the future that our ZEVs will be involved in crashes resulting in death or personal injury. Additionally, product liability claims that affect our competitors or suppliers may cause indirect adverse publicity for us and our ZEVs.

Lawsuits, including a product liability claim, could result in substantial damages and be costly and time-consuming for us to defend. Moreover, a product liability claim against us or our competitors could generate substantial negative publicity about our ZEVs and business and could have a material adverse effect on our brand, business, prospects, financial condition and operating results. We may self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds, not by insurance.

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

Our operations are and will continue to be subject to international, federal, state, and/or local environmental laws and regulations, including laws relating to water use; air emissions; use of recycled materials; energy sources; the protection of human health and the environment, natural resources; and the use, handling, storage, disposal and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and we expect that we will be affected by future amendments to such laws or other new environmental and health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition, and operating results. We have been required to obtain and comply with the terms and conditions of multiple environmental permits, certificates, or registrations, many of which are difficult and costly to obtain and could be subject to legal challenges. Violations of these laws, regulations, and permits, certificates and registrations can give rise to liability for administrative oversight and correction costs, clean-up costs, property damage, bodily injury and fines and penalties. In some cases, violations may result in suspension or revocation of permits, certificates or registrations. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third party damages, suspension of production or a cessation of our operations, and reputational harm.

Contamination at properties we currently own or operate, will own or operate, we formerly owned or operated or to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and clean-up of contaminated soil and ground water, for vapor intrusion and other exposure pathways or impacts to human health or the environment and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the required permits and approvals in connection with our planned production facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business, prospects, financial condition and operating results.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could expose us to greater than anticipated tax liabilities.

The tax laws applicable to our business, including the laws of the United States, and other jurisdictions, are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements or our revenue recognition policies, which could increase our worldwide effective tax rate and harm our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the Biden administration has proposed several corporate tax increases, including raising the U.S. corporate income tax rate and greater taxation of international income, which, if enacted, could adversely affect our tax liability, and governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall tax liabilities could increase, and our business, financial condition or results of operations may be adversely impacted.

Risks Related to Our Employees and Human Resources

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

In particular, we are highly dependent on the services of Timothy Reeser, our Chief Executive Officer. Mr. Reeser is the source of many, if not most, of the ideas and execution driving our growth. If Mr. Reeser were to discontinue his service to us due to death, disability or any other reason, we would be significantly disadvantaged.

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

Risks Related to Ownership of Our Common Stock

The market price of our securities may fluctuate and may decline.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Since the Business Combination our stock price has ranged from $5.84 to $12.13 through November 15, 2021. The trading price of our securities has been highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on our securities.

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success of competitors;
●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	our ability to market new and enhanced services and products on a timely basis;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation involving us;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our Common Stock available for public sale;
●	the acquisition of another company, or the perception that such an acquisition could occur;
●	the issuance of shares upon conversion of our Convertible Notes or the exercise of our warrants, or the perception that such issuances will occur;
●	short selling of our Common Stock or other securities;
●	any major change in the Board or management;
●	sales of substantial amounts of Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for automotive stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Sales of substantial amounts of our Common Stock in the public markets by our existing stockholders, or the perception that such sales might occur, could cause the market price of our Common Stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amount of our common stock in the public market, the market price of our Common Stock could decline significantly. In addition, pursuant to a registration statement that was declared effective by the SEC on July 6, 2021, certain of our stockholders are permitted to resell our shares of our Common Stock, which includes some of the shares of Common Stock issued as part of the Business Combination, the shares of Common Stock into which the Convertible Note will convert and are issuable upon exercise of the Convertible Note, and the shares of Common Stock issuable upon the exercise of our warrants.

Certain holders of shares of our Common Stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act in June 2021 resulted in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. We also expect that Rule 144 will become available for the resale of shares of our Common Stock that are not registered for resale beginning on May 12, 2022. Any sales of securities or the perception of such sales by these stockholders could have a material adverse effect on the market price for our Common Stock.

The issuance of additional shares of our Common Stock in connection with financings, acquisitions, investments, our share incentive plans or otherwise will dilute all other stockholders.

Our amended and restated certificate of incorporation authorizes us to issue up to 250,000,000 shares of our Common Stock and up to 1,000,000 shares of preferred stock with such rights and preferences as included in our amended and restated certificate of incorporation. Subject to compliance with applicable rules and regulations, we may issue Common Stock or securities convertible into Common Stock from time to time in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Common Stock to decline.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our officers, directors and their affiliates beneficially own approximately 34.2% of our Common Stock as of November 10, 2021. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

If we do not maintain as current and effective the prospectus relating to the Common Stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of Common Stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the Common Stock issuable upon exercise of the warrants is available. Pursuant to the terms of the Amended and Restated Warrant Agreement, we have agreed to use our best efforts to have filed a registration statement relating to the Common Stock issuable upon exercise of the warrants and have agreed to maintain its effectiveness until the expiration of the warrants. However, we cannot assure you that we will be able to do so. There are no contractual penalties for failure to deliver securities to the holders of the warrants upon exercise of the warrants If we are not able to do so, the potential “upside” of the holder’s investment in Lightning eMotors may be reduced or the warrants may expire worthless.

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

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force warrant holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants and warrants underlying the units issuable upon conversion of working capital loan will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

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

The public warrants issued as part of our Business Combination are exercisable for 14,999,970 shares of Common Stock at $11.50 per share. The Placement Warrants issued as part of our Business Combination are exercisable for 670,108 shares of Common Stock at $11.50 per share. We also issued the warrants related to the Convertible Note to purchase up to 8,695,652 shares of Common Stock for a per share exercise price of $11.50. The additional shares of Common Stock issued upon exercise of these warrants will result in dilution to our holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to general market and economic conditions. An active trading market for our securities may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, the NYSE for any reason, and are quoted on the OTC Bulletin Board (an inter-dealer automated quotation system for equity securities that is not a national securities exchange), the liquidity and price of our securities may be more limited than if our securities were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

If securities or industry analysts cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who cover us, change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who covers us were to cease covering us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Anti-takeover provisions contained in our Second Amended and Restated Certificate of Incorporation as well as provisions of Delaware law, could impair a takeover attempt.

Our Second Amended and Restated Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions will include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;
●	the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;
●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; and
●	the requirement that a meeting of stockholders may only be called by members of our Board or the stockholders holding a majority of our shares, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.

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

We had 670,108 warrants that were issued in private placements that occurred concurrently with the Business Combination. These private warrants and the shares of our Common Stock issuable upon the exercise of the private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the units sold in our Business Combination, in which case the 670,108 private warrants could be redeemed by us for $6,701. Under GAAP, we are required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of our equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by us, the requirements for accounting for these warrants as equity are not satisfied. Therefore, we are required to account for these private warrants as a warrant liability and record (a) that liability at fair value, which was determined as the same as the fair value of the warrants included in the units sold in the Business Combination, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Common Stock.

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

General Risk Factors

We have incurred and will continue to incur significant additional costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The SEC rules and regulations, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Exchange Act as well as the listing requirements of NYSE and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired, and expect that we will need to continue to hire, additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, and our management and other personnel have devoted and will continue to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to maintain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Our exemption from certain public company requirements, including sections of the Sarbanes-Oxley Act, will end once we are no longer considered an emerging growth company at the earliest of (i) December 31, 2025, which is the last day of our first fiscal year following the fifth anniversary of our initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a "large accelerated filer" under the rules of the SEC with at least $700.0 million of our common equity held by non-affiliates or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three-year period.

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

We will remain an EGC under the JOBS Act until the earliest of (i) December 31, 2025, which is the last day of our first fiscal year following the fifth anniversary of our initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of our common equity held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three-year period.

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

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments. In particular, we are required to comply with certain SEC, NYSE and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On November 10, 2021, we entered into an employment agreement with Timothy Reeser, our Chief Executive Officer, which sets forth the terms of Mr. Reeser’s existing compensation, including an annualized base salary of $500,000 and an annual discretionary bonus with a target amount equal to 80% of his then-current base salary.

The employment agreement also provides that upon a termination of his employment by us without “cause” or by Mr. Reeser for “good reason” (each as defined therein) outside of the twelve month period immediately following a change in control, Mr. Reeser will receive the following severance payments, subject to his execution and non-revocation of a general release of claims in favor of the Company: (i) the continuation of his then-current base salary for 12 months; (ii) a lump sum payment equal to his target annual bonus for the year of termination; (iii) a pro-rata portion of his annual bonus based on actual performance for the year of termination, payable at the time annual bonuses are paid to our other executives; and (iv) the reimbursement of his COBRA premiums for 12 months. Upon a termination of his employment by us without “cause” or by Mr. Reeser for “good reason” within the twelve month period immediately following a change in control, Mr. Reeser will receive the following severance payments, subject to his execution and non-revocation of a general release of claims in favor of us: (i) a lump-sum payment equal to 24 months of his then-current base salary; (ii) a lump-sum payment equal to two times his then-current annual bonus, payable at 100% of target; (iii) the reimbursement of his COBRA premiums for 24 months; and (iv) the acceleration of each of his then-unvested equity awards.

The employment agreement contains a covenant not to compete with us or solicit the Company’s service providers, customers or other business partners while employed and for 24 months thereafter.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1

Second Amended and Restated Certificate of Incorporation of Lightning eMotors, Inc. (incorporated by reference to Exhibit 3.1 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on May 12, 2021)

3.2	Amended and Restated Bylaws of Lightning eMotors, Inc. (incorporated by reference to Exhibit 3.2 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on May 12, 2021)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed on the Company’s Form S-1, filed by the Registrant on June 21, 2021)

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit A in Exhibit 10.4 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on May 12, 2021)
10.1†#	Employment Agreement, dated November 10, 2021, by and between Lightning eMotors, Inc. and Timothy Reeser
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†     Filed herewith

*     Furnished herewith

# Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 15, 2021

LIGHTNING EMOTORS, INC.

By:	/s/ Timothy Reeser
Name:	Timothy Reeser
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Teresa Covington
Name:	Teresa Covington
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial Officer)