Form 10-K
period 2021-12-31
Lightning eMotors, Inc.
filed 2022-03-30
CIK 1802749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period FromTo

Commission file number: 001-39283

LIGHTNING eMOTORS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-4605714
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
815 14h Street SW, Suite A100, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (800) 233-0740

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.0001 Par Value per Share	ZEV	New York Stock Exchange
Redeemable Warrants, each full warrant exercisable for one share of Common stock at an exercise price of $11.50 per share	ZEV.WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing price as reported on the New York Stock Exchange, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $232.6 million. Shares of Common Stock held by each executive officer and director and by each shareholder of more than 10% of any class of voting equity securities of the Registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of March 14, 2022 was 75,153,199.

Documents Incorporated by Reference

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussions in this Annual Report on Form 10-K contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning expectations and other forward looking statements relating to our business, supply chain constraints, our strategy, competition, future operations and production capacity, future financial position, future revenues, projected costs, results of operations, profitability, cost reductions, capital adequacy, demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, and other prospects, plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the "SEC"). We do not assume any obligation to update any forward-looking statements, except as required by law.

PART I

Item 1. Business

Overview

Lightning eMotors, Inc. (the “Company”, “Lightning”, “we”, “our” or “us”), is a leading electrification solutions provider committed to enabling the eradication of commercial vehicle emissions, one of the top contributors of greenhouse gas emissions in the transportation sector according to the U.S. Environmental Protection Agency. We design and manufacture zero-emission vehicles (“ZEVs”), including battery electric vehicles (“BEV”) and fuel cell electric vehicles (“FCEV”), and charging infrastructure solutions for commercial fleets, large enterprises, original equipment manufacturers (“OEMs”) and governments. Our product offerings range from Class 3-5 cargo and passenger vehicles and school buses to Class 5 and 6 work trucks, and Class 7 city buses and motorcoaches.

Our customers represent some of the largest global fleet operators and logistics providers in the world, as well as a variety of other large enterprises, OEMs and governments across a variety of commercial vehicle categories. Our customers include DHL Express, Forest River, ABC Companies, California State Hospitals, and Collins Bus. We continue to expand and deepen our customer base as evidenced by our 69 fleet customers who have placed purchase orders, 17 of which have placed repeat orders. As of March 14, 2022, we had $169.3 million of order backlog, which we define as primarily non-binding agreements and purchase orders from customers which can be cancelled or delayed without penalty.

We started in 2008 as a manufacturer of hybrid systems for commercial vehicles, and in 2017, customer feedback led us to understand that hybrid systems did not adequately address the growing issue of urban air pollution from commercial vehicle fleets. In 2017 we redirected our efforts to focus exclusively on the attractive market opportunity in ZEVs. We leveraged nearly 10 years of extensive knowledge and production infrastructure from developing and implementing hybrid commercial vehicles to successfully adapt to ZEVs. Our 13 year track-record of research and development, significant customer engagement and validation, and focus on building highly customized vehicles has allowed us to create an electric solution that we believe remains ahead of the competition in terms of technology, reliability, and versatility. We believe our modular software, which can be used in multiple platforms and applications, and hardware solution enables us to serve a variety of attractive niche markets in a cost-effective and scalable manner. With over 200 vehicles on the road as of December 31, 2021, we believe we are the only full-range manufacturer of Class 3 to 7 BEV and FCEV in the United States providing end-to-end electrification solutions including advanced analytics software and mobile charging solutions to our customers.

Our manufacturing facility has the capacity to produce 1,500 ZEVs per year on one eight-hour shift. The same facility and equipment can produce 3,000 ZEVs annually by increasing labor to two eight-hour shifts. We believe that with full utilization of our facilities combined with our ability to lease more space on our current campus, and with our OEM customers’ installation capacities, we will be able to scale production to 20,000 vehicle or powertrain units per year. Over the long term, we believe that we will be able to leverage our significant investment in manufacturing capacity to increase production output, leverage our fixed overhead and improve profitability from the sale of our products. In addition, we have also built an ecosystem of supply-chain partners and specialty vehicle partners which are instrumental to our growth.

Based on the recent growth of our sales pipeline and order backlog, we believe the commercial ZEV space is at an inflection point with strong trends of supportive regulation, corporate mandates and government incentives to accelerate the transition to ZEVs globally. In addition, we believe ZEVs already provide a lower total cost of ownership (“TCO”) than internal combustion engine (“ICE”) vehicles with state and federal grants made available to offset the higher upfront cost of commercial ZEVs. We believe that the TCO of ZEVs will continue to decrease as we drive down costs through our research and development efforts, supply chain maturity and scale.

Products and Technologies

We believe our complementary suite of products, software and services are designed to deliver highly reliable and cost-effective solutions to our customers operating vehicles in a wide range of commercial applications. The know-how gathered over the course of our 13-year operating history, combined with the data from our telematics we have aggregated from every vehicle we have on the road for the last three years, have enabled us to customize our offerings to increase reliability and reduce total cost of ownership, driving repeat purchase behavior across our customer base.

●	Zero-emission Vehicles: Our technology is optimized for ZEVs in Classes 3 to 7, running in urban environments, ranging from medium-duty vans to motorcoaches. Because our software and hardware are modular, we are able to select from our code and hardware libraries to create configurations that suit customers’ needs across a broad category of use applications. Our modular customization strategy allows us to adapt relatively quickly to fulfill large orders with multiple configurations, including both battery electric and hydrogen fuel cell electric vehicles, on new and used commercial vehicles.
●	Zero-Emission Powertrains: In addition to building complete ZEVs, we also design and sell battery electric and fuel cell electric powertrains to our OEM partners, including technology licenses. In the future, we plan to train the OEM technicians on how to install the powertrains within the OEMs’ manufacturing facilities.
●	Chargers: We sell chargers and energy systems as supporting products to our ZEV customers. There are significant complexities associated with designing, installing and supporting charging infrastructure. We believe that by providing charging infrastructure with the vehicle, we can ensure compatibility and provide the customer with a single point of contact if an issue were to arise. We believe that providing a complete vehicle and charging solution in one source is a competitive advantage.
●	Telematics and Analytics: Our proprietary analytics platform, which is installed in each vehicle and powertrain sold, allows us to collect and optimize drive cycle and vehicle performance data every second (our “1 Hertz analytics solution”). This data provides drivers and fleet operators meaningful real-time recommendations about how to improve vehicle performance, routes, and charging strategies and scale their electric vehicle fleets. Our analytics platform is offered on a subscription basis with all ZEV and powertrain purchases.

Customers

We sell primarily to large-scale enterprises, making our sales process Business-to-Business focused and our products bespoke to our customers’ needs. Because we work directly with our customers, we are able to assess and meet their needs in a cost-effective manner. We believe our customers choose to partner with us because we are a one-stop shop for ZEVs and charging and energy infrastructure, across Classes 3 to 7 in the United States. We aim to take the complexity out of the EV purchasing process by helping customers to specify the vehicles that suit their individual needs based on our in-depth telematics/analytics while also providing them with charging solutions for their fleets. Our head start in the commercial ZEV space led to significant progress in customer validation with over 200 vehicles on the road and an order backlog of approximately 1,500 units of ZEVs, powertrains and/or charging systems as of March 14, 2022. Our vehicles currently on the road benefit from extensive validation with customers and end-users, ranging between 3 and 30 months, and are deployed in real working conditions, gathering real-time data. Our customers represent some of the largest global fleet operators and logistics providers in the world, as well as a variety of other large enterprises and governments across a variety of commercial vehicle categories.

We have also developed partnerships with specialty vehicle OEMs, who are critical to our rapid growth strategy and enable us to apply our modular technology to an expanding range of markets including recreational vehicles, ambulances, school buses, coaches, etc. We work closely with partners including Forest River, Rev Group and ABC Companies to electrify vehicles in their target markets that they manufacture. For example, we are the exclusive motorcoach RePower electrification solution provider to ABC Companies, a leading motorcoach distributor in the United States. Our electric RePower solution (replacing ICE with EV in older buses) has an 18-month shorter delivery time and has a compelling TCO advantage compared to many new electric buses and coaches manufactured by other OEMs.

Supply Chain Partners

Since 2008, we have built an ecosystem of supply-chain partners and specialty vehicle partners. Our suppliers are instrumental to the performance and reliability of our vehicles and enable us to scale in a relatively cost-effective manner. Our key suppliers include Ford, Dana, Danfoss, BorgWarner, Hino, ABB, Siemens and Proterra, among others, all of which are industry leading manufacturers of critical components like chassis, bodies, batteries and chargers. Plug Power, a leading hydrogen solution manufacturer, is one of our key supply chain partners with which we have established a multidimensional strategic partnership.

We aim to optimize our supply chain for quality, reliability, and cost. We believe our long-term relationships with supply chain partners will be a key driver in our ability to scale without unduly sacrificing quality or delivery times and serve as a foundation for our growth. We are building relationships with multiple suppliers for each core component of our vehicles.

Sales and Marketing

Our education-focused, technically sophisticated sales force markets and sells a complete range of end-to-end electrification solutions directly to urban commercial fleets, which include commercial ZEVs, powertrains and charging services.

Research and Development

Our primary areas of focus for research and development include, but are not limited to (i) ZEV development and system integration; (ii) software and algorithms for our electrification solutions; (iii) data analytics; (iv) accelerated lifetime testing processes to improve reliability, maintainability and system-level robustness; (v) sub-systems enhancement; and (vi) mobile charging solutions.

Intellectual Property (“IP”)

We protect our growing intellectual property portfolio through a combination of patent, trademark, copyright and trade secret protection, as well as confidentiality and invention assignment agreements with our employees and consultants. We seek to control access to, and distribution of, our proprietary information through non-disclosure agreements with our vendors and business partners. Unpatented research, development, know-how, and engineering skills make a vital contribution to our business, and we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property. While we currently are in the process of applying for patent protection for some of our inventions, trade-secrets, particularly with respect to our software, are our primary form of IP protection. We regularly review our development efforts to assess the existence and patentability of new intellectual property. To that end, we are prepared to file additional patent applications as we consider appropriate under the circumstances relating to the new technologies that we develop.

Government Regulations and Incentives

In the automotive space in which we operate, we are subject to numerous regulations. A brief summary of material government and environmental regulations and incentives is set forth below.

Motor Vehicle Safety

Our vehicles are subject to compliance with the Federal Motor Vehicle Safety Standards (“FMVSS”) and other regulatory obligations established by the National Highway Transportation Safety Administration (“NHTSA”). Lightning is a registered USDOT Intermediate Stage Manufacturer, Final Stage Manufacturer, Incomplete Vehicle Manufacturer, and Vehicle Alterer. Any chassis or body modifications performed by us must be designed, manufactured, and tested to ensure that the final ZEV remains certified to meet all FMVSS when deployed to the customer, including crash-worthiness requirements, crash-avoidance requirements, and ZEV-specific requirements, as well as, bumper standards and theft prevention standards affected by the alterations. Failure to comply with safety regulations could result in substantial adverse impact to the Company. These could include recalls, loss of USDOT registration, judicial enforcement, civil liability and reputational harm.

EPA and CARB Emissions Compliance and Certification

Under the U.S. Clean Air Act, medium and heavy-duty vehicles and powertrains are required to obtain a Certificate of Conformity issued by the EPA, and a California Executive Order issued by the California Air Resources Board (“CARB”). This regulatory process is designed to ensure that all vehicles comply with applicable emission standards for both criteria pollutants, such as nitrogen oxides (“NOx”) and particulate matter (“PM”), and greenhouse gases (“GHG”), such as CO2 and nitrous oxide (“N2O”). A Certificate of Conformity is required for vehicles sold in all states, and an Executive Order is required for vehicles sold in California and states that have adopted the California standards. CARB sets more stringent standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California and must obtain a waiver of preemption from the EPA before implementing and enforcing such standards. California’s waiver of preemption with regard to GHG emission standards is currently the subject of legal challenges, and the authority of

California to implement and enforce GHG emission standards for vehicles and engines in the future is uncertain. Currently, states that have adopted the California standards, as approved by the EPA, also require a CARB Executive Order for sales of vehicles in those states. There are currently fourteen additional states (in addition to the District of Columbia) that have adopted the California emissions standard for light, medium and heavy-duty vehicles. In these states, an EPA Certificate of Conformity and CARB Executive Order must be obtained for each model year for each class of vehicle. Failure to obtain or comply with the terms of a Certificate of Conformity or Executive Order is subject to civil penalty and administrative or judicial enforcement. We currently utilize EPA certified chassis from major OEM’s (meaning that we do not require an alternative fuel vehicle certification from the EPA for our ZEV’s), and maintain five active CARB EOs for model year 2021.

Pursuant to its authority under the Clean Air Act, the EPA adopted Phase 1 fuel efficiency and GHG standards for medium-duty vehicles and engines on September 15, 2011. The EPA adopted more stringent fuel efficiency and GHG standards for medium-duty vehicles and engines on October 25, 2016. Manufacturers of vehicles and engines may comply with the GHG standards by selling increasing percentages of ZEVs. CARB also has adopted GHG and fuel efficiency standards for medium and heavy-duty vehicles and engines. The Advanced Clean Trucks (ACT) Regulation approved by CARB in June 2020 requires medium-duty and heavy-duty vehicle manufacturers to produce and offer for sale in California increasing numbers of ZEVs. These regulatory standards increase annually beginning in 2024, and will require that 30%-50% of new truck sales in California (depending on Class) be ZEVs by 2030, and 55%-75% (depending on Class) be ZEVs by 2035.

CARB projects that the ACT regulation will result in sales of approximately 30,000 ZEVs by 2027, approximately 100,000 by 2030, and more than 250,000 by 2035. Offset credits for early production of heavy-duty ZEVs became available in model year 2021. We registered for these credits which can be banked and sold to truck OEMs that are not in compliance with the ACT regulation for a period of 5 years.

Additional CARB regulations mandating ZEV deployment in specific vocations are in various stages of development or implementation. These include the Zero Emission Fleet Rule, Innovative Clean Transit Regulation, and the Zero Emission Airport Shuttle Regulation. We expect these or similar programs to be put in place over the next decade.

Receipt of an EPA Certificate of Conformity and CARB Executive Order obligates the holder to ensure that the covered engine or vehicle is capable of complying with applicable standards throughout the full useful life of the product, which for medium-duty vehicles may be ten years or from 120,000 to 185,000 miles, whichever comes first and depending on the engine and vehicle size. Emissions control system warranty coverage must be provided for a period of five years or 50,000 to 100,000 miles (CARB warranty obligations increasing to up to 110,000, 150,000 and 350,000 miles in 2022), whichever comes first and depending on the engine and vehicle size. During this time, manufacturers must repair emission-related defects at no cost to the customer. Throughout the full useful life of the engine or vehicle, manufacturers are required to remedy in-use problems that cause engines or vehicles to exceed emission standards for criteria pollutants or GHGs.

Manufacturers may have to conduct recalls, service campaigns or other field actions, or provide extended warranties to address any such in-use issues that may arise. The EPA is considering extending the warranty period, including by adopting the CARB warranty obligations of 110,000, 150,000, or 350,000 miles, depending on the engine size. Manufacturers of medium-duty engines and vehicles also must ensure that their products comply with On Board Diagnostics (“OBD”) requirements. The OBD system is intended to identify and diagnose malfunctions within the engine, aftertreatment and emission control systems and alert the driver to the underlying issue so the vehicle can be brought in for service. CARB issues approval of the OBD system as part of its issuance of an Executive Order; the EPA deems demonstration of compliance with CARB OBD requirements to satisfy the EPA’s requirements. As with emissions compliance, manufacturers are required to ensure that the OBD system functions as designed and is able to identify component malfunctions throughout the full useful life of the vehicle or engine.

Many customers of EVs utilize state and Federal incentive programs to offset the higher initial costs of electric vehicles. Our customers have historically leveraged the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”) as well as Volkswagen Emissions Mitigation Trust Fund (“VW EMTF”) funding that is allocated to each state to purchase our vehicles and charging systems. The HVIP program, which California has allocated approximately $235 million in 2021, represents the most utilized of the subsidy programs to our customers due to its ease of access and amount of funding per vehicle (approximately 30% of a Lightning Systems FT3-43/86 Cargo Van). For the year ended

December 31, 2021, we derived approximately 11% of our revenue from HVIP funding. Of the order backlog as of March 14, 2022, which is primarily comprised of non-binding agreements and purchase orders, approximately 28% of the orders by volume, and approximately 35% of the orders by value, had contingencies for 2021 HVIP funding that have not yet been satisfied and may not be secured. Any material problem with the HVIP program or delays in payment by the HVIP program for 2021 or 2022 could have a material adverse impact on our business, financial condition and results of operations. Dislocations under the HVIP in June 2021 and August 2021, whereby the demand exceeded the availability of funds, caused delays in our customer’s ability to receive sufficient funding under the HVIP for their orders. See “Risk Factors — We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply, and our customers could fail to effectively execute on governmental funding programs, including HVIP, which potentially represents a large portion of our revenues” for more information.

Low Carbon Fuel Standard Credits (“LCFS”)

California adopted the Low Carbon Fuel Standard in 2009 and began implementation in 2011. A comparable agency in Oregon and Washington adopted the similar Clean Fuels Program. Other states have proposed similar clean fuels programs, or are conducting initial studies at present. In 2018, the LCFS program introduced significant new LCFS credit mechanisms in connection with deployment of ZEV infrastructure.

LCFS credits for charging infrastructure are specifically tied to the owner/operator of the electric vehicle supply equipment (“EVSE”), which gives Lightning eMotors the incentive to grow the charging rental business model. There is no regulatory limit to the number of credits which can be accumulated and banked. Credit deficits under the LCFS have frequently exceeded credit generation since 2017, and there continues to be significant (and growing) requirements for producers of fossil fuels to offset the carbon intensity of their fuels. LCFS credit demand is expected to continue to grow as regulatory carbon intensity benchmark requirements already in place mandated increases from 7.5% reduction in 2020 to 20% reduction by 2030.

GHG Credits—U.S. EPA

The EPA’s Greenhouse Gas Rule requires all manufacturers of medium-duty engines and vehicles to comply with fleet average GHG standards. Manufacturers may comply with the standards by producing engines or vehicles, all of which comply with the standards, or by averaging, banking and trading GHG credits within vehicle or engine categories. Manufacturers may also comply with GHG standards by purchasing credits from manufacturers with a surplus of credits. The failure to comply with GHG standards can lead to civil penalties or the voiding of a manufacturer’s EPA Certificate of Conformity. In connection with the delivery and placement into service of zero-emission and low-emission vehicles, we may earn tradable GHG credits that can be sold to other manufacturers. Under the EPA’s Greenhouse Gas Rule, plug-in hybrid, all-electric and fuel cell vehicles earn a credit multiplier of 3.5, 4.5, and 5.5, respectively, for use in the calculation of GHG emission credits.

Commercial engine and vehicle manufacturers are required to meet the NOx emission standard for each type of engine or vehicle produced. Typical diesel engine emission control technology limits the fuel economy and GHG improvements that can be made while maintaining compliance with the NOx standard. As the fleet average GHG standards continue to decrease over time, compliance with the NOx standard may increase the difficulty for conventional diesel vehicles to meet the applicable GHG standards. Accordingly, manufacturers of diesel trucks may need to purchase GHG credits to cover their emission deficit. The EPA’s Greenhouse Gas Rule provides the opportunity for the sale of excess credits to other manufacturers who require such credits to comply with these regulatory requirements. Furthermore, the regulation currently does not limit the number of GHG credits sold within the same commercial vehicle categories.

GHG Credits—California Air Resources Board

California also has a GHG emissions regulatory program that is similar to the EPA requirements. Like the EPA’s Greenhouse Gas Rule, the CARB rule allows for averaging, banking and trading of credits to comply with the fleet-average GHG standard and the failure to comply with the California GHG standard may lead to the imposition of civil penalties. The delivery and placement into service of our zero-emission vehicles in California may earn us tradable credits that can be sold. Under CARB GHG regulations, advanced technology vehicles also earn a credit multiplier of for use in the calculation of emission credits in the same amounts as under the EPA’s Greenhouse Gas Rule.

Examples of other existing or potential future incentives and grant programs that either we or our customers can apply for include:

●	LCFS. California was the first jurisdiction to develop an LCFS, and similar LCFS programs may be adopted by other jurisdictions in the U.S. and around the world. The goal of an LCFS is to reduce the well-to-wheel carbon intensity of fuels by providing both mandated reduction targets as well as bankable and tradable credits.
●	Purchase Incentives. Both California and New York have active programs that provide “cash on the hood” incentives to customers that purchase zero-emission vehicles. Other states are considering developing similar programs.
●	Grant Programs. Government entities at all levels from federal, including the U.S. Department of Energy, state (for example, CARB) and local (for example, North Texas Council of Governments), have grant programs designed to increase and accelerate the development and deployment of ZEVs and charging or fueling infrastructure technologies. There is currently several billion dollars of VW EMTF funding available to states for eligible mitigation actions, including incentives to purchase or retrofit low-or-zero emissions vehicles.
●	EPA Smartway. The EPA Smartway program provides grants and funding for the retrofit of medium-duty vehicles with components and technologies that reduce emissions. Drivers and fleet owners who repower vehicles with advanced technology powertrains may be able to access funding to offset a portion of the cost.

Competition

As the penetration of electric commercial vehicles in the market is currently well under 1%, we believe that our primary competition today is with legacy OEM ICE-based vehicles. As the ZEV regulatory requirements accelerate over the next several years, and as the TCO of electric vehicles versus ICE vehicles continues to improve, we expect to face more competition from manufacturers of electric commercial vehicles. There are both traditional automotive OEMs and an increasing number of newer companies that have announced offerings of commercial electric and/or fuel cell vehicles. We currently have limited competitors in the medium-duty electric vocational truck and shuttle bus space, including GreenPower Motor Company, XL Fleet, XOS Trucks, Sea Electric, Workhorse and Motiv. We believe the primary competitive factors in our markets are talent and culture, technological innovation, product performance and quality, product availability, customization options, service options, customer experience, brand differentiation, product design and style, pricing and TCO, and manufacturing scale and efficiency. We believe that we have a head start and compete efficiently with our competitors (including the large OEMs) on the basis of these factors; however, our current and potential competitors may have greater financial, technical, manufacturing, marketing and other resources than we do. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their electric commercial fleet programs. Additionally, our competitors may also have greater name recognition, longer operating histories, larger sales forces, more traditional sales and distribution strategies, broader customer and industry relationships and other tangible and intangible resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions in the EV market may result in even more resources being concentrated in our competitors.

Human Capital

Our employees are critical to our success. As of March 14, 2022, we had 205 full-time employees and 29 contractors. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

We strive to maintain a diverse and inclusive workforce and are committed to a culture which values equality and respect. Our employees are offered competitive compensation and benefits programs, as well as opportunities for career growth and development. We are committed to a safe workplace and an ethical environment in which employees can continually develop their skills and expertise to advance their careers.

Formation

On May 6, 2021 (the "Closing Date"), GigCapital3, Inc. ("Gig"), consummated the previously announced merger pursuant to the Business Combination Agreement, dated December 10, 2020 (the "Business Combination Agreement"), by and among Project Power Merger Sub, Inc., a wholly-owned subsidiary of Gig incorporated in the State of Delaware ("Merger

Sub"), and Lightning Systems, Inc., a Delaware corporation ("Lightning Systems"). Pursuant to the terms of the Business Combination Agreement, a business combination between Gig and Lightning Systems was effected through the merger of Merger Sub with and into Lightning Systems, with Lightning Systems surviving as a wholly-owned subsidiary of Gig (the "Business Combination").

On the Closing Date, and in connection with the closing of the Business Combination, Gig changed its name to Lightning eMotors, Inc. Lightning Systems was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification ("ASC") 805, Business Combinations. This determination was primarily based on Lightning Systems’ stockholders prior to the Business Combination having a majority of the voting interests in the combined company, with Lightning Systems’ operations comprising the ongoing operations of the combined company and Lightning Systems senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Lightning Systems issuing stock for the net assets of Gig, accompanied by a recapitalization. The net assets of Gig are stated at historical cost, with no goodwill or other intangible assets recorded.

While Gig was the legal acquirer in the Business Combination, Lightning Systems was deemed the accounting acquirer. Therefore, the historical financial statements of Lightning Systems became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Lightning Systems prior to the Business Combination; (ii) the combined results of the Company and Lightning Systems following the closing of the Business Combination; (iii) the assets and liabilities of Lightning Systems at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share ("Common Stock") issued to Lightning Systems stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Lightning Systems redeemable convertible preferred stock and Lightning Systems common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 0.9406 shares (the “Exchange Ratio”) established in the Business Combination Agreement. Activity within the statement of stockholders' equity for the issuances and repurchases of Lightning Systems convertible redeemable preferred stock, were also retroactively converted to Lightning Systems common stock. For more details on the reverse recapitalization, see Note 3 to our Consolidated Financial Statements.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”), are available free of charge on our website at www.lightningemotors.com or directly through the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. Reports filed with or furnished to the SEC will be available on our website as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

We announce material information to the public through a variety of means, including filings with the SEC, our website, press releases, blogs, podcasts, YouTube videos and social media, including our Twitter account (twitter.com/LightningeMtrs), our LinkedIn page (linkedin.com/company/lightningemotors/about/) and our Facebook account (facebook.com/LightningeMotors) to communicate with investors and the public about our Company, products, technologies, services, development activities and other matters. Therefore, we encourage investors, the media, and others interested in our Company to review the information we make public in these locations, as such information could be deemed to be material information. Information on, or that can be accessed through, our websites or these social media channels is not part of this Form 10-K, and references to our website addresses and social media channels are inactive textual references only.

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K.

Risk Factor Summary

This summary should be read in conjunction with the risk factors contained herein and should not be relied upon as an exhaustive summary of the material risks we face.

Risks Related to Our Business and Industry

●	We are an early-stage company with a limited operating history and a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.
●	Our financial results may vary significantly from period to period due to fluctuations in our operating costs and other factors.
●	We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
●	We may be unable to adequately control the costs associated with our operations.
●	We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.
●	Our business model has yet to be tested and any failure to commercialize our strategic plans would have a material adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
●	Our business plans require a significant amount of capital. We expect to need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our operations and prospects could be negatively affected.
●	We may not be able to obtain, or there may be a substantial delay in obtaining, all or a significant portion of the government grants, loans and other incentives for which we may apply, and our customers could fail to effectively execute on governmental funding programs, including HVIP, which potentially represents a large portion of our revenues.
●	Amounts included in order backlog may not result in actual revenue and are an uncertain indicator of our future revenue.

Risks Related to Manufacturing and Supply Chain

●	We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our ZEVs and zero-emission powertrains, which could harm our business and prospects.

●	We are dependent on our suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to deliver the necessary components of our vehicles at prices, volumes, and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.
●	We face risks associated with a high concentration of suppliers.
●	Increases in costs, global and regional economic conditions, disruption of supply or shortage of raw materials could harm our business.

Risks Related to Intellectual Property, Cybersecurity and Data Privacy

●	We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and cause us to incur substantial costs.
●	Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.
●	Breaches in data security, failure of information security systems and privacy concerns could adversely impact our financial condition, subject us to penalties, damage our reputation and brand, and harm our business, prospects, financial condition, results of operations, and cash flows.

Risks Related to Litigation and Regulation

●	We, our outsourcing partners and our suppliers are or may be subject to substantial regulation and unfavorable changes to, or failure by us, our outsourcing partners or our suppliers to comply with, these regulations could substantially harm our business and operating results.
●	We may not have adequate insurance coverage for possible claims, lawsuits, product recalls or other damages claims made against us.

Risks Related to Our Employees and Human Resources

●	If we are unable to attract and retain key employees and hire qualified management, technical and engineering personnel, our ability to compete could be harmed.
●	Our employees and independent contractors may engage in misconduct or other improper activities, which could have an adverse effect on our business, prospects, financial condition and operating results.

Risks Related to Ownership of Our Common Stock

●	The market price of our securities may fluctuate and may decline.
●	Sales of substantial amounts of our Common Stock in the public markets by our existing stockholders, or the perception that such sales might occur, could cause the market price of our Common Stock to decline significantly, even if our business is doing well.
●	The issuance of additional shares of our Common Stock in connection with financings, acquisitions, investments, our share incentive plans or otherwise will dilute all other stockholders.
●	Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Risks Related to Our Business and Industry

We are an early-stage company with a limited operating history and a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future.

We are an early-stage company with a limited operating history and a history of losses. We incurred a net loss of $100.8 million for the year ended December 31, 2021 and have incurred net losses of approximately $181.6 million since our inception through December 31, 2021. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our ZEVs and zero-emission powertrains, which will leverage our production capacity and reduce the per unit cost of manufacturing. There are no assurances that we will be able to secure future business with the major trucking companies or bus companies, including city transit companies. Even if we are able to successfully develop and sell our ZEVs and zero-emission powertrains, there can be no assurance that they will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of fleets of electric medium-duty vehicles, which may not occur. We cannot guarantee we will become profitable or achieve the levels of profit anticipated. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We expect to continue to incur significant losses in future periods as we:

●	design, develop and manufacture our ZEVs and zero-emission powertrains;
●	build up inventories of parts and components for our ZEVs and zero-emission powertrains;
●	manufacture an available inventory of our ZEVs and zero-emission powertrains;
●	expand our design, development, maintenance and repair capabilities;
●	increase our sales and marketing activities and develop our distribution infrastructure; and
●	increase our general and administrative functions to support our growing operations.

Because we will incur the costs and expenses from these efforts before we receive incremental revenues with respect thereto, our losses in future periods will be significant and may continue to grow until we become profitable. In addition, we may find that these efforts are more expensive than we currently anticipate or these efforts may not result in revenues, which would further increase our losses. Our limited operating history makes evaluating our business and future prospects difficult. It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our expectations, our operating results and financial position could be materially affected.

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

From time to time, we issue earnings guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. Guidance is forward-looking, and some or all of the assumptions underlying the guidance furnished by us may not materialize or may vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. For example, on August 16, 2021, as a result of events which temporarily limited our ability to accurately forecast precise dates for vehicles and powertrains, we withdrew our prior guidance for the 2021 fiscal year. These events included, without limitation:

●	the unexpected temporary shutdown of a supplier plant in July 2021, limiting our supply of certain chassis with no commitment on future production quantities or deliveries;
●	the Delta and Omicron variants of COVID-19 resulted in return to office delays for numerous customers from the fall of 2021 into 2022, which caused a delay of some of our orders for campus coach and shuttle buses from 2021 to 2022;
●	the introduction of a new product configuration at a battery supplier in June 2021 and July 2021 resulted in production delays and delivery of parts;
●	in June 2021, a drivetrain supplier shifted production to a new international factory which resulted in production startup issues and delays on delivery of parts; and
●	dislocations under the HVIP in June 2021 and August 2021 whereby the demand exceeded the availability of funds, causing delays in our customer’s ability to receive sufficient funding under the HVIP for their orders.

Any guidance we provide qualifies as forward-looking based on projections prepared by our management. Projections are based upon a number of assumptions and estimates (including, for example on our receipt of a sufficient supply of critical components for the manufacture of our vehicles) that, while presented with numerical specificity, are subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control.

Analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such consensus due to a number of factors, many of which are outside of our control, including the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, the impact of the COVID-19 pandemic or the ongoing military conflict between Russia and Ukraine on our counterparties which could impact, among other things, our ability to receive a sufficient supply of critical components for the manufacture of our vehicles, and the impacts of reduced movement (including from extended work-from-home policies) or the removal of restrictions on movement, which could adversely affect our business, our customers and future operating results. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of these crises and market uncertainties, and predictions as to the timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic, its abatement, the ongoing military conflict between Russia and Ukraine or other market uncertainties will have on all aspects of our business, our counterparties and our customers or the duration of those impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock could decline.

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

We will require significant capital to develop and grow our business, including developing and manufacturing our ZEVs and zero-emission powertrains and building our brands. We expect to incur significant expenses which will impact our profitability, including research and development expenses, raw material procurement costs, lease costs, sales and distribution expenses as we build our brand and market our ZEVs and zero-emission powertrains, and general and administrative expenses as we scale our operations. In addition, we may incur significant costs in connection with our services. Our ability to become profitable in the future will not only depend on our ability to successfully market our ZEVs and zero-emission powertrains and other products and services, but also to control our costs. If we are unable to cost efficiently design, manufacture, market, sell, distribute and service our ZEVs, zero-emission powertrains and services, our margins, potential profitability and prospects would be materially and adversely affected.

We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.

Since the first quarter of 2020, there has been a worldwide impact from the COVID-19 pandemic which has had and may continue to have an adverse impact on our business and financial performance. Production and supply chain delays resulted in industry-wide shortages of raw materials utilized in manufacuting our ZEVs and powertrains. In addition, the Delta and Omicron variants of COVID-19 resulted in return to office delays for numerous customers from the fall of 2021 into 2022, which caused a delay of some of our orders for campus coach and shuttle buses from 2021 to 2022.

A resurgence of the virus in certain regions or the emergence of variants of the virus for which existing vaccines could be less effective may cause future delays or shutdowns of medium-duty commercial vehicle OEMs or our suppliers and could impact our ability to meet customer orders. In addition, the COVID-19 pandemic has resulted in extreme volatility in the global financial markets, which could increase our cost of capital or limit our ability to access financing. Difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses, could continue to have a material adverse effect on the demand for ZEVs. Under difficult economic conditions, potential customers may seek to reduce spending by foregoing ZEVs for other traditional options. Decreased demand for ZEVs, particularly in the United States, and higher costs could negatively affect our business.

Global trade disruptions and consumer trends that originated during the pandemic continue to persist and may also have long-lasting adverse impact on us and our industries independently of the progress of the pandemic. For example, pandemic-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. In addition, labor shortages resulting from the pandemic, including worker absenteeism, may lead to increased difficulty in hiring and retaining manufacturing and service workers, as well as increased labor costs. Sustaining our production trajectory will require the ongoing readiness and solvency of our suppliers and vendors and a stable and motivated production workforce.

We cannot predict the duration or direction of current global trends and economic disruptions or their sustained impact. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements and deploy our production, workforce and other resources accordingly. If we experience unfavorable global market conditions, or if we cannot or do not maintain operations at a scope that is commensurate with such conditions or are later required to or choose to reduce or suspend such operations, our business, prospects, financial condition and operating results may be harmed.

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

The design, manufacture, sale and servicing of our ZEVs and zero-emission powertrains is capital-intensive. In the near term our capital will be deployed for the projected operating expenses to execute on our business plan and provide necessary working capital for accounts receivable and inventory. In the future, we will require additional capital to fund the growth and scaling of our manufacturing facilities and operations; further develop our products and services, including those for orders in our order backlog; and fund possible acquisitions. In addition, we may raise capital earlier on an opportunistic basis. These additional funds may be raised through additional public offerings, debt financings or other capital markets transactions, collaborations or licensing arrangements. The amount and timing of our future funding requirements depend on many factors, including the pace and results of our development efforts and our ability to scale our operations. Additional capital will be necessary in the future to fund ongoing operations, continue research, development and design efforts and improve infrastructure. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.

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

We may not be able to obtain, or there may be a substantial delay in obtaining, all or a significant portion of the government grants, loans and other incentives for which we may apply, and our customers could fail to effectively execute on governmental funding programs, including HVIP, which potentially represents a large portion of our revenues.

We anticipate applying for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of electric vehicles and related technologies. With new legislation such as the Biden Infrastructure Bill, we anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the federal, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.

For example, many of our customers have historically leveraged the California HVIP as well as VW EMTF funding that is allocated to each state to purchase our vehicles and charging systems. The HVIP program, to which California allocated approximately $235 million in 2021, represents the most utilized of the subsidy programs to our customers due to its ease of access and amount of funding per vehicle (approximately 30% of the cost of one of our electric vehicles). For the year ended December 31, 2021, we derived approximately 11% of our revenue from HVIP funding. Of the order backlog as of March 14, 2022, which is primarily comprised of non-binding agreements and purchase orders, approximately 28% of the orders by volume, and approximately 35% of the orders by value, had contingencies for 2021 HVIP funding that have not yet been satisfied and may not be secured. Any material problem with the HVIP program or any delays in obtaining funding under HVIP could have a material adverse impact on our business, financial condition and results of operations. Moreover, if the demand exceeds the availability of funds, then our customers may elect to cancel orders. For example, dislocations under the HVIP in June 2021 and August 2021 whereby the demand exceeded the availability of funds, are causing delays in our customer’s ability to receive sufficient funding under the HVIP.

Amounts included in order backlog may not result in actual revenue and are an uncertain indicator of our future revenue.

Backlog is generally comprised of non-binding agreements and purchase orders from customers. In addition, some of our order backlog have contingencies including completing a successful pilot program, obtaining third-party financing or obtaining government grants such as HVIP. Although the order backlog, in most cases, does not constitute a legal obligation and, in some cases, may contain contingencies, we believe the amounts included in our order backlog are firm, even though the non-binding orders may be cancelled or delayed by customers without penalty. For more information regarding obtaining government grants and other incentives, see the risk factor titled “We may not be able to obtain, or there may be a substantial delay in obtaining, all or a significant portion of the government grants, loans and other incentives for which we may apply, and our customers could fail to effectively execute on governmental funding programs, including HVIP, which potentially represents a large portion of our revenues." The determination of our order backlog includes, among other factors, our subjective judgment about the likelihood of an order becoming revenue. Our judgments in this area have been, and in the future, may be, incorrect and we cannot assure you that we will recognize revenue with respect to each order included in order backlog. In addition, orders can be delayed for a number of reasons, many of which are beyond our control, including supplier delays, which may cause delays in our manufacturing process, and delays associated with the ongoing coronavirus pandemic. We may not be aware of these delays affecting our suppliers and as a result may not consider them when evaluating the contemporaneous effect on order backlog. Further, our order backlog could be reduced due to cancellation of orders by customers without penalty, or we also may elect to permit cancellation of orders without penalty where management believes it is in our best interest to do so. On a case-by-case basis and at our sole discretion, we have held partial deposits for purchase orders from customers. Should a cancellation occur, our order backlog and anticipated revenue would be reduced unless we are able to replace the cancelled order. As a result, the order backlog may not be indicative of future sales and can vary significantly from period to period. Reductions in our order backlog could negatively impact our future results of operations.

We evaluate our order backlog at least quarterly to determine if the orders continue to meet our criteria for inclusion in order backlog. We may adjust our reported order backlog to account for any changes in: customer or distributor plans or financial conditions; the customer’s or distributor’s continued intent and ability to fulfill the order contract; regulatory requirements; or due to changes in our ability, or the methodology used, to determine whether an order contract is likely to be completed; and whether there are contingencies for HVIP or other government incentives. Because revenue will not be recognized until control of the vehicle transfers to the customer, there may be a significant amount of time from signing a contract with a customer to shipping a system and revenue recognition. We cannot assure you that our order backlog will result in revenue on a timely basis or at all, or that any cancelled contracts will be replaced.

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

The California Air Resources Board oversees ZEV use in the state through the use of certificates qualifying vehicles to be sold within the state based on compliance with certain emission and other standards. There are currently fourteen additional states (in addition to the District of Columbia) that have adopted California emission standards for light, medium and heavy-duty vehicles. In these states, an EPA Certificate of Conformity and CARB Executive Order must be obtained for each model year for each class of vehicle. Failure to obtain or comply with the terms of a Certificate of Conformity or Executive Order is subject to civil penalty and administrative or judicial enforcement. We currently utilize EPA-certified chassis from major OEM’s (meaning that we do not require an alternative fuel vehicle certification from EPA for our ZEV’s), and maintain five active CARB Executive Orders for model year 2022, with one renewal application under review by CARB staff. Although the certification process is well known to us and has been successfully exercised across the product line for both new and repowered vehicles, there can be no assurance that we will continue to qualify for CARB Executive Orders or that we will be qualified to sell our vehicles under other regulatory schemes in other jurisdictions. If we fail to qualify to sell our ZEVs in any state, our business, prospects, financial condition and operating results could be harmed.

Our future growth and success is dependent upon commercial fleets’ willingness to adopt electric and ZEV and specifically our vehicles. We operate in the automotive industry, which is generally susceptible to cyclicality and volatility.

Our growth is highly dependent upon the worldwide adoption by consumers of alternative fuel vehicles in general and our ZEVs in particular. The market for alternative fuels, hybrid and ZEVs is new and untested and is characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and incentives, industry standards and uncertain customer demands and behavior.

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

We are still at an early stage and have limited resources relative to our competitors. Moreover, the market for alternative fuel vehicles is rapidly evolving. As a result, the market for our vehicles could be affected by numerous factors, such as:

●	perceptions about alternative fuel, hybrid and electric vehicle quality, safety, design, performance, reliability and cost, especially if adverse events or accidents occur that are linked to the quality or safety of alternative fuel, hybrid or electric vehicles;
●	perceptions about vehicle safety in general, including the use of advanced technology, such as vehicle electronics, alternative fuel and regenerative braking systems;
●	the decline of vehicle efficiency resulting from deterioration over time in the ability of the battery to hold a charge;
●	changes or improvements in the fuel economy of internal combustion engines, the vehicle and the vehicle controls or competitors’ electrified systems;

●	the availability of service and associated costs for alternative fuel, hybrid or electric vehicles;
●	perceptions about the limited range over which ZEV and electric vehicles may be driven on a single battery charge;
●	competition, including from other types of alternative fuel vehicles, plug-in ZEV and electric vehicles and high fuel-economy internal combustion engine vehicles;
●	the timing of adoption and implementation of fully autonomous vehicles;
●	current volatility in the cost of energy, oil, gasoline, natural gas, hydrogen and renewable fuels could affect buying decisions, which could affect the carbon profile of our solutions;
●	the availability of refueling stations;
●	availability of charging infrastructure to recharge batteries and maintain battery life for electric vehicles;
●	the capacity and reliability of the electric grid;
●	availability of lease and financing options for electric trucks which enable their adoption;
●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy or mandating reductions in tailpipe emissions, including new regulations mandating zero tailpipe emissions compared to overall carbon reduction;
●	the availability of tax and other governmental incentives to purchase and operate alternative fuel, hybrid and electric vehicles or future regulation requiring increased use of nonpolluting trucks;
●	the availability of rebates provided by natural gas fueling stations and natural gas providers to offset the costs of natural gas and natural gas vehicles;
●	our ability and the ability of fleets, utilities and others to purchase and take credit for renewable fuel and energy, such as fast electric charging infrastructure, through low carbon fuel standards (“LCFS”), programs or similar programs that establish carbon intensity benchmarks for transportation fuels in approved states;
●	the availability of tax and other governmental incentives to sell natural gas or deploy electric vehicle charging infrastructure;
●	perceptions about and the actual cost of alternative fuel itself, as well as hybrid and electric vehicles;
●	macroeconomic factors; and
●	concerns about our future viability.

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

Our three largest customers accounted for approximately 29%, 13% and 10% of total revenue for the year ended December 31, 2021. As a result, our revenue could fluctuate materially and could be disproportionately impacted by purchasing decisions of these customers or any other significant future customer. Most of our customers are not contractually committed to purchase a specified number of vehicles or powertrains, rather they purchase vehicles on a purchase order basis. Any of our significant customers may decide to purchase less than they have in the past, alter their purchasing patterns at any time with limited notice, or decide not to continue to purchase our products at all, any of which could cause our revenue to decline and adversely affect our financial condition and results of operations. If we are unable to diversify our customer base, maintain our existing strategic partnerships and expand our supply network with other partners, we will continue to be susceptible to risks associated with customer concentration.

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

Lithium-ion battery cells, including those used in the battery packs in our ZEVs, have caught fire in certain circumstances. On occasion, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. There can be no assurance that a field failure of our battery packs will not occur, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs on our vehicles do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity could adversely affect our business, prospects, financial condition and operating results.

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

In connection with the audit of our financial statements for the year ended December 31, 2020, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.

In connection with the audit of our financial statements, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we found that we did not have in place an effective control environment with formal policies and procedures to allow for a detailed review of accounting transactions that would identify errors in a timely manner. In addition, due to our small size, we did not have proper segregation of duties in certain areas of the financial reporting process, including but not limited to cash receipts and disbursements, journal entry processing and IT general controls, and did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. Generally Accepted Accounting Principles (“GAAP”) commensurate with our complexity and financial accounting and reporting requirements.

During fiscal 2021, we completed the remediation measures related to these material weaknesses and concluded that our internal control over financial reporting was effective as of December 31, 2021. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

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

Significant developments in alternative technologies, such as advanced diesel, ethanol, or compressed natural gas or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Other fuels or sources of energy may emerge as customers’ preferred alternative to our zero-emission powertrains for medium-duty trucks platform. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced zero-emission powertrains, which could result in the loss of competitiveness of our powertrains, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in electric powertrain technology. As technologies change, we plan to upgrade or adapt our zero-emission powertrains and introduce new models in order to continue to provide vehicles with the latest technology. However, our electrified powertrain solutions may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our electrified powertrain solutions.

We have limited experience servicing our vehicles. If we are unable to address the service requirements of our customers, our business will be materially and adversely affected.

Because we have only recently begun production and delivery of our ZEV medium-duty trucks, we have limited experience servicing or repairing our vehicles. In addition, drivers often have less familiarity with ZEVs and their charging and servicing needs, and thus require greater support and servicing than traditional internal combustion engine vehicles. Servicing alternative fuel and electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We currently partner with third-party service providers to perform some or all of the maintenance on our trucks, and there can be no assurance that these third-party service providers have enough technical knowledge and experience to appropriately and/or timely service our vehicles. Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our electrified powertrain solutions. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers on platforms such as ours. As we continue to grow, additional pressure may be placed on our customer support team, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition and operating results may be materially and adversely affected.

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

Our business plan includes operations in international markets, including initial manufacturing and supply activities, and sales into other international markets. We will face risks associated with any potential international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We may have international operations and subsidiaries that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Furthermore, conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. We have minimal experience to date selling or leasing and servicing our vehicles internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We will be subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell or lease our vehicles and require significant management attention. These risks include:

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

Risks Related to Manufacturing and Supply Chain

We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our ZEVs and zero-emission powertrains, which could harm our business and prospects.

Any delay in the financing, design, manufacture and launch of our ZEVs or zero-emission powertrains, could materially damage our brand, business, prospects, financial condition and operating results. Vehicle manufacturers often experience delays in the design, manufacture and commercial release of new products. To the extent we delay or interrupt the launch of our ZEVs or zero-emission powertrains, our growth prospects could be adversely affected as we may fail to grow our market share. Furthermore, we rely on third-party suppliers for the provision and development of many of the key components and materials used in our products. See the risk factor titled “We are dependent on our suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to deliver the necessary components of our vehicles at prices, volumes, and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.” To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines, or be forced to seek alternative suppliers.

We are dependent on our suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to deliver the necessary components of our vehicles at prices, volumes, and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.

We expect to purchase various types of equipment, raw materials and manufactured component parts from our suppliers. We rely on third-party suppliers for the provision and development of many of the key components and materials used in our electrified powertrain solutions. While we plan to obtain components from multiple sources whenever possible, some of the components used in our vehicles will be purchased by us from a single source. If our suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, we may experience production disruptions, which would have an adverse impact on our business and results of operations. We occasionally have disagreements, including related to timing or quality issues, with our suppliers, which can and have resulted in disputes, including litigation.

We have experienced disruptions to our supply chain, including our access to critical components, including batteries, motors, wire harness connectors and chassis. Many of these products are novel products for our suppliers and therefore the supply chain is fragile and many of these products require substantial lead time. These supply issues have caused, and we expect them to continue to cause, further disruptions to our operations, delays in our revenues, and an adverse impact on our revenue forecasts. In particular, as a result of the COVID-19 pandemic, we have been experiencing significant delivery delays from our suppliers since April 2020. In addition, we often do not get informed of delivery delays until or after the expected delivery dates, which does not allow for timely mitigation plans. We increased our raw material inventories and added new suppliers to attempt to manage and mitigate this risk. For example, in the fourth quarter of 2021, the Company integrated batteries from a new supplier resulting in higher manufacturing costs and delays in the manufacturing and shipping of our products. There can be no assurance that new suppliers will not similarly experience delays in production or delivery. Without being able to complete the final vehicle commissioning due to these supply chain constraints, the lack of visibility from suppliers on shipments, and ramp time required to integrate new suppliers into our operations, our ability to forecast precise ship dates for completed vehicles is limited. Any disruption could affect our ability to deliver vehicles and could increase our costs and margin and negatively affect our liquidity and financial performance.

We have experienced an industry-wide shortage in chassis, a critical component in our vehicles. Major OEMs such as Ford and GM have publicly spoken to limited chassis availability, which is expected to continue for the foreseeable future. We are currently working on a path to address the industry chassis shortage with our own Lightning-branded stripped chassis and cab-chassis. Additionally, we are exploring adding additional suppliers to our network; however, there can be no assurance that any alternate supply arrangements will be finalized on terms that are favorable to us, or at all or that we will not encounter supply disruptions under any such agreements.

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

As of and for the year ended December 31, 2021, three suppliers accounted for 20%, 19% and 11% of the Company’s total accounts payable and one supplier accounted for 10% of inventory purchases. As of and for the year ended December 31, 2020, one supplier accounted for 12% of the Company’s total accounts payable and one supplier accounted for 33% of purchases. If any one of our suppliers is unable to timely deliver our required materials due to labor shortages, supply chain disruptions, entry into exclusivity agreements with our competitors or for any other reason, our business will be negatively impacted. There can be no assurance that our suppliers will continue to supply the materials necessary for our vehicle operations.

Increases in costs, global and regional economic conditions, disruption of supply or shortage of raw materials could harm our business.

We may experience increases in the cost of or a sustained interruption in the supply or shortage of raw materials, which may particularly affect our commercial production of zero-emission vehicles and powertrains. Any such cost increase, supply interruption or shortage could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials and commodities for components and parts including aluminum, steel, carbon fiber, non-ferrous metals (such as copper), cobalt, aluminum and rubber. The prices for these raw materials fluctuate depending on global and regional market conditions, including inflation, and global demand and could adversely affect our business and operating results. Inflation may continue in the future to be rampant, resulting in higher commodity costs.

Furthermore, fluctuations or shortages in petroleum from market uncertainties, the military conflict between Russia and Ukraine and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Increases in the prices for our raw materials would increase our operating costs to the extent that we do not have firm pricing from our suppliers or our suppliers are not able to honor such prices, and could reduce our margins if the increased costs cannot be recouped through increased ZEV truck prices. Any disruption in the supply of necessary components could temporarily disrupt production of our ZEV medium-duty trucks or our zero-emission powertrains until a different supplier is fully qualified. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing truck prices.

If our ZEV medium-duty trucks fail to perform as expected, our ability to develop, market and sell or lease our alternative fuel and electric trucks could be harmed.

Because we have only recently begun production and delivery of our ZEV medium-duty trucks, we are attempting to build brand recognition, establish relationships with commercial fleets and fleet managers and gain customer loyalty. Therefore, it is very important that our vehicles and our service and support meet the expectations of our customers. Our ZEV trucks and our zero-emission powertrains may contain defects in design and manufacture that may cause them not to perform as expected or may require repair. We currently have limited frame of reference by which to evaluate the performance of our zero-emission powertrains upon which our business prospects depend. For example, our powertrains will use a substantial amount of software to operate which will require modification and updates over the life of the vehicle. Software products are inherently complex and often contain defects and errors when first introduced. There can be no assurance that we will be able to detect and fix any defects in the powertrains’ hardware or software prior to commencing customer sales. Although we have not experienced any recalls to date, we may experience recalls in the future, which could adversely affect our brand in our target markets and could adversely affect our business, prospects and results of operations. Our zero-emission powertrains may not perform consistent with customers’ expectations or consistent with other powertrains which may become available. Although we have warranties on critical components of our vehicles from our suppliers, we may, in the future, have to pay for the cost of repairs or customer-service intervention on our vehicles on the road. Any product defects or any other failure of our zero-emission powertrains to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects. Additionally, problems and defects experienced by other alternative fuel truck companies or electric consumer vehicles could by association have a negative impact on perception and customer demand for our electrified powertrain solutions.

Insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition and operating results.

We provide a manufacturer’s warranty on all vehicles and powertrain components and systems we sell. We maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our zero-emission powertrains, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

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

We, our outsourcing partners and our suppliers rely on production facilities with complex machinery for our production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We, our outsourcing partners and our suppliers may rely on complex machinery for the production, assembly and installation of our electrified powertrain solutions, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our production facilities and the facilities of our outsourcing partners and suppliers consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. For example, our production facility has had and may in the future experience a temporary outage. Outages at production facilities or unexpected malfunctions of these components may significantly affect the intended operational efficiency. In June 2021, a drivetrain supplier shifted production to a new international factory which resulted in production startup issues and delays on delivery of parts. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition or operating results.

Risks Related to Intellectual Property

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our zero-emission powertrains, which could make it more difficult for us to operate our business. We have received, and may in the future receive, inquiries from patent or trademark owners inquiring whether we infringe their proprietary rights. Companies owning patents or other intellectual property rights relating to zero-emission powertrains may allege infringement of such rights. In response to a determination that we have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease development, sales, or use of zero-emission powertrains that incorporate the asserted intellectual property;
●	pay substantial damages;
●	obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or at all; or
●	redesign one or more aspects or systems of our powertrains.

A successful claim of infringement against us could materially adversely affect our business, prospects, operating results and financial condition. Any litigation or claims, whether valid or invalid, could result in substantial costs and diversion of resources.

We license software and other technology from time to time. Our use of licensed technology may infringe on the rights of one or more third parties. In such cases, we will seek indemnification from our licensors. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses. In such cases, we will seek indemnification from our licensors. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses.

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

Any unauthorized control or manipulation of our zero-emission powertrains’ systems could result in loss of confidence in us, ZEVs and our powertrains and harm our business.

We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our zero-emission powertrains and related systems. However, hackers have attempted and may attempt to gain unauthorized access to modify, alter and use such networks, powertrains and systems to gain control of or to change our powertrains’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the powertrain. Future vulnerabilities could be identified and our efforts to remediate such vulnerabilities may not be successful. Any unauthorized access to or control of our powertrains or their systems, or any loss of customer data, could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our powertrains, systems or data, as well as other factors that may result in the perception that our powertrains, systems or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition and operating results.

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

We intend to use our trucks’ electronic systems to log information about each vehicle’s use in order to aid us in vehicle diagnostics, repair and maintenance. Our customers may object to the use of this data, which may increase our vehicle maintenance costs and harm our business prospects. Possession and use of our customers’ information in conducting our business may subject us to legislative and regulatory burdens in the United States, the European Union and other jurisdictions that could require notification of data breaches, restrict our use of such information and hinder our ability to acquire new customers or market to existing customers. The regulatory framework for data privacy and security is rapidly evolving, and we may not be able to monitor and react to all developments in a timely manner. As legislation continues to develop, we will likely be required to expend significant additional resources to continue to modify or enhance our protective measures and internal processes to comply with such legislation. Non-compliance or a major breach of our network security and systems could have serious negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles, and harm to our reputation and brand.

Risks Related to Litigation and Regulation

We, our outsourcing partners and our suppliers are or may be subject to substantial regulation and unfavorable changes to, or failure by us, our outsourcing partners or our suppliers to comply with, these regulations could substantially harm our business and operating results.

Our ZEVs, our zero-emission powertrains, and the sale of electric motor vehicles in general, are subject to substantial regulation under international, federal, state, and local laws. For example, we currently maintain Executive Orders issued by the California Air Resources Board, which is a requirement to sell ZEVs in California as well as various other states. We continue to evaluate requirements for licenses, approvals, certificates and governmental authorizations necessary to manufacture, sell or service our electrified powertrain or commercial vehicle solutions in the jurisdictions in which we plan to operate and intend to take such actions necessary to comply. We may experience difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, sell or service their electrified powertrain solutions in any of these jurisdictions. For instance, our electrified powertrain solutions and our upfitting of medium duty trucks may not be readily classified into categories by governmental agencies. If we, our outsourcing partners or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other governmental authorizations necessary to carry out our operations in the jurisdictions in which we currently operate, or those jurisdictions in which we plan to operate in the future, our business, prospects, financial condition and operating results could be materially adversely affected. We expect to incur significant costs in complying with these regulations. For example, if the battery packs installed in our electrified powertrain solutions are deemed to be transported, we will need to comply with the mandatory regulations governing the transport of “dangerous goods,” and any deficiency in compliance may result in us being prohibited from selling our electrified powertrain solutions until compliant batteries are installed. We expect to incur significant costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations, including but not limited to:

●	increased subsidies for corn and ethanol or soy and biodiesel production, which could reduce the operating cost of vehicles that use ethanol or biodiesel, or a combination of renewable and petroleum fuels;
●	increased support for other alternative fuel systems, which could have an impact on the acceptance of our electric powertrain system; and
●	increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine, which could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles.

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

We may not have adequate insurance coverage. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. As a recently public company with limited operating history we may find it difficult to obtain and maintain certain categories of insurance such as adequate D&O insurance, product liability insurance, garage keepers insurance, cybersecurity insurance, etc.

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

While certain tax credits and other incentives for alternative energy production and electric vehicles have been available in the past, there is no guarantee these programs will be available in the future. If current tax incentives are not available in the future, our financial position could be harmed. As federal, state, or local legislation related to electric vehicles or data protection continues to develop, we will likely be required to expend significant additional resources to continue to modify or enhance our products, protective measures and internal processes to comply with such legislation.

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

We have been, and may in the future be, subject to lawsuits or indemnity claims in the ordinary course of business, including product liability claims and securities litigation resulting in possible class action and derivative lawsuits, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

From time to time, we have been and may be named as a defendant in lawsuits, government investigations, indemnity claims and other legal proceedings involving alleged product liability, personal injury, intellectual property, privacy, consumer protection, securities, tax, labor and employment, environmental, commercial disputes and other matters that may harm our business, financial conditions and results of operations. For example, on October 15, 2021, a purported stockholder of the Company filed a putative class action in the U.S. District Court for the District of Colorado alleging that, among other things, we and certain senior members of our management team violated federal securities laws. Product liability claims, even those without merit or those that do not involve our ZEVs, could harm our business, prospects, financial condition and operating results. The automobile industry in particular experiences significant product liability claims, and we face inherent risk of exposure to claims in the event our ZEVs do not perform or are claimed to not have performed as expected. As is true for other ZEV suppliers, we expect in the future that our ZEVs will be involved in crashes or other events (including fires, explosions and malfunctions) resulting in death or personal injury. Additionally, product liability claims that affect our competitors or suppliers may cause indirect adverse publicity for us and our ZEVs.

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

Contamination at properties we currently own or operate, will own or operate, we formerly owned or operated or to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and clean-up of contaminated soil and ground water, for vapor intrusion and other exposure pathways or impacts to human health or the environment and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. As we continue to expand our facilities, we may face unexpected delays in obtaining the required permits and approvals that could require significant time and financial resources and delay our ability to expand these facilities, which would adversely impact our business, prospects, financial condition and operating results.

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

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Since the Business Combination our stock price has ranged from $4.16 to $11.60 through March 14, 2022. The trading price of our securities has been volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on the market value of our securities.

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success of competitors;
●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	our ability to market new and enhanced services and products on a timely basis;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation involving us;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our Common Stock available for public sale;
●	the acquisition of another company, or the perception that such an acquisition could occur;
●	the issuance of shares upon conversion of our 7.5% $100,000,000 convertible senior note (the “Convertible Note”) or the exercise of our warrants, or the perception that such issuances will occur;
●	short selling of our Common Stock or other securities;
●	any major change in the Board of Directors (the “Board”) or management;
●	sales of substantial amounts of Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for automotive stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Sales of substantial amounts of our Common Stock in the public markets by our existing stockholders, or the perception that such sales might occur, could cause the market price of our Common Stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. If our stockholders sell, or the market perceives that we or our stockholders intend to sell, a substantial amount of our common stock in the public market, the market price of our Common Stock could decline significantly. Pursuant to the registration statement on Form S-1, filed with the SEC on June 21, 2021 and subsequently declared effective on July 6, 2021 (File No. 333-257237) (the “Resale Registration Statement”), certain of our stockholders are permitted to resell shares of our Common Stock, which includes some of the shares of Common Stock issued as part of the Business Combination, the shares of Common Stock into which the Convertible Note will convert and are issuable upon exercise of the Convertible Note, and the shares of Common Stock issuable upon the exercise of our warrants.

Additionally, certain holders of shares of our Common Stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Pursuant to these rights, we registered these shares under the Resale Registration Statement which resulted in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. We also expect that Rule 144 will become available for the resale of shares of our Common Stock that are not registered for resale beginning on May 12, 2022. In the future, we may offer to sell shares of our Common Stock. Any sales of securities or the perception of such sales by these stockholders or us could have a material adverse effect on the market price for our Common Stock.

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

Our officers, directors and our affiliates beneficially own a significant percentage of our Common Stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

In addition, the warrants were issued in registered form under the Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Amended and Restated Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding warrants to make any other change. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 50% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, modify the exercise price of the warrants, shorten the exercise period or decrease the number of shares and their respective affiliates and associates have of Common Stock purchasable upon exercise of a warrant.

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

Our Second Amended and Restated Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

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

As a public company, and particularly after we are no longer an emerging growth company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The SEC rules and regulations, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Exchange Act as well as the listing requirements of NYSE and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired, and expect that we will need to continue to hire, additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, and our management and other personnel have devoted and will continue to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to maintain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our Board. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Our management has limited experience operating a public company.

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

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our 236,000 square foot, multi-building headquarters located in Loveland, Colorado. At this facility, we design, manufacture, assemble and test our ZEVs, powertrains and charging solutions. We currently operate a single 8-hour shift with capacity to manufacture and assemble 1,500 ZEVs and/or powertrain units per year in a facility updated in October 2021 that now has over 140,000 square feet of manufacturing space between three buildings. The same facility and equipment can produce 3,000 ZEVs annually by increasing labor to two eight-hour shifts. Our headquarters (with lease expiration of February 28, 2027) is situated on a one million square foot campus, and we believe we can extend capacity when needed.

Item 3. Legal Proceedings

The information with respect to this Part I, Item 3 can be found in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is trading on the New York Stock Exchange under the symbol “ZEV.”

Holders

As of March 14, 2022, there were 95 stockholders of record of our Common Stock. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

Dividends

We have not paid any cash dividends on our Common Stock to date. The payment of cash dividends in the future will be within the discretion of our Board and will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. Our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding our equity-based incentive plans, please refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.

Reserved.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. The discussion and analysis should be read together with the financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K.

Overview

We are a leading electric, commercial fleet vehicle designer and manufacturer with over 200 vehicles on the road as of December 31, 2021. We provide electrification solutions (both battery electric and fuel cell electric) for commercial fleets, including but not limited to, Class 3-5 cargo and passenger vehicles and school buses, Class 5 and 6 work trucks and Class 7 city buses and motorcoaches. We are focused on eradicating commercial fleet emissions without compromising safety or efficiency in our commercial fleets. We help our customers to optimize their businesses while limiting their carbon footprint. Commercial fleets are one of the top contributors of greenhouse gas emissions in the transportation sector according to the EPA, making Class 3 to 7 BEV, FCEV and charging infrastructure solutions to commercial fleet customers one of the most critical levers in the worldwide campaign against climate change. Our ongoing focus has been on providing a broad range of ZEV platforms and charging solutions to help fleets reduce emissions, lower operating costs and improve energy efficiency.

We started in 2008 as a manufacturer of hybrid systems for commercial vehicles, and in 2017, customer feedback led us to understand that hybrid systems did not adequately address the growing issue of urban air pollution from commercial vehicle fleets. In 2017 we redirected our efforts to focus exclusively on the attractive market opportunity in ZEVs. We leveraged nearly 10 years of extensive knowledge and production infrastructure from developing and implementing hybrid commercial vehicles to successfully adapt to ZEVs. To date, all of our platforms have been fully certified as ZEVs by the California Air Resource Board, the clean air agency that defines vehicle emission standards. We currently maintain five Executive Orders (with one renewal application under review), which are required to sell ZEVs in California as well as various other states.

We believe we are the only full-range manufacturer of Class 3 to 7 BEV and FCEV in the United States, and we provide end-to-end electrification solutions including advanced analytics software and mobile charging solutions. We combine an internally developed optimized modular software, which can be used in multiple platforms and applications, with hardware designs that we believe allows us to address a diverse range of opportunities in the markets in which we operate in a cost-effective manner with a significant time-to-market advantage. Our manufacturing facility has the capacity to produce 1,500 ZEVs per year on one eight-hour shift. The same facility and equipment can produce 3,000 ZEVs annually by increasing labor to two eight-hour shifts. We believe that with full utilization of our facilities combined with our ability to lease more space on our current campus, and with our OEM customers’ installation capacities, we will be able to scale production to 20,000 vehicles and powertrains per year. Over the long term, we believe that we will be able to leverage our significant investment in manufacturing capacity to increase production output, leverage our fixed overhead and improve profitability from the sale of our products. In addition, we have also built an ecosystem of supply-chain partners and specialty vehicle partners which are instrumental to our growth.

Closing of Business Combination

Lightning Systems entered into the Business Combination Agreement with Gig and its wholly owned subsidiary Merger Sub, on December 10, 2020. Pursuant to the Business Combination Agreement, the stockholders of Gig approved the transaction on April 21, 2021, and the deal was consummated on May 6, 2021. As a result, Merger Sub, a newly formed subsidiary of Gig, was merged with and into Lightning Systems and the separate corporate existence of Merger Sub ceased, and Lightning Systems continued as the surviving corporation of the Business Combination. Lightning Systems was deemed the accounting predecessor and the combined entity became the successor SEC registrant, meaning that Lightning Systems’ financial statements for previous periods are disclosed in the registrant’s periodic reports filed with the SEC after the Closing. On the Closing Date, and in connection with the closing of the Business Combination, Gig changed its name to Lightning eMotors, Inc. (the "Company", "Lightning", “we”, “our” or “us”).

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, Gig was treated as the acquired company for financial statement reporting purposes. The most significant change in our future reported financial position and results was the increase in cash of approximately $268.3 million, after stockholder redemptions of $58.8 million permitted under the Business Combination Agreement and prior to the payment of non-recurring transaction costs and other payments that totaled approximately $51.5 million.

As a result of the Business Combination, Lightning Systems became one of our wholly owned subsidiaries. We are  a NYSE-listed company with our Common Stock registered under the Exchange Act.

Recent Developments and the COVID-19 Pandemic

The global impacts resulting from the COVID-19 pandemic are ongoing, including challenges and increases in costs for logistics and supply chains, such as supplier delays and/or shortages of battery cells, motors and chassis.

We will continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements and deploy our production, workforce and other resources accordingly.

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

Possible Impairments. No impairments were recorded for years ended December 31, 2021 and 2020, as no triggering events or changes in circumstances had occurred as of such dates. However, due to significant uncertainty surrounding the continued effects of the COVID-19 pandemic, our results of operations, cash flows, and financial condition could be impacted, and the extent of such impact cannot be reasonably estimated.

Supply-Chain Delays. As a result of the COVID-19 pandemic, we have been experiencing significant delivery delays from our suppliers since April 2020. In addition, we often do not get informed of delivery delays until or after the expected delivery dates, which does not allow for timely mitigation plans. We increased our raw material inventories and added new suppliers to attempt to manage and mitigate this risk. Although we have been focused on addressing supply chain constraints by increasing raw material inventories and adding new suppliers, supply chain delays adversely impacted our 2021 revenue, and we expect supply chain delays will continue for the foreseeable future.

Comparability of Financial Information

Our results of operations and statements of assets and liabilities may not be comparable between periods as a result of our ongoing evolution, refinement, and growth of our business operations within the electric commercial vehicle industry. While historically we developed hybrid systems for commercial vehicles, during 2017, we refocused our business to produce the ZEV powertrains and phased-out the production of hydraulic hybrid upfit systems. During 2019, we increased the physical and production capabilities of our Loveland, Colorado facility, in preparation of the installation and integration of ZEV powertrains into vehicles beginning in 2020. This change significantly reduced the use and reliance on certified installer or dealers. In conjunction with the transition to using the Loveland plant for comprehensive production, we have continually improved our production technology, processes, and productivity and have invested in the supporting personnel and other infrastructure.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors, including those set forth below, that present significant opportunities for us. These factors pose risks and challenges, including those set forth in the section titled “Risk Factors”.

Commercial Launch of medium-duty trucks and other products

In 2020, we attained revenue commercialization of our ZEVs, with 72 customer-ordered Class 3 to Class 7 ZEVs sold during the year ended December 31, 2020. During the year ended December 31, 2021, we sold 146 Class 3 to 5 ZEVs. We will require additional capital to fund the growth and scaling of our manufacturing facilities and operations; further develop our products and services, including those for orders in our order backlog; and fund possible acquisitions. Until we can generate sufficient cash flow from operations, we expect to finance our operations through a combination of the merger proceeds we received from the Business Combination as well as from additional public offerings, debt financings or other capital markets transactions, collaborations or licensing arrangements. Any delay in the financing, design, manufacture and launch of our ZEVs or zero-emission powertrains, could materially damage our brand, business, prospects, financial condition and operating results. Vehicle manufacturers often experience delays in the design, manufacture and commercial release of new products. To the extent we delay or interrupt the launch of our ZEVs or zero-emission powertrains, our growth prospects could be adversely affected as we may fail to grow our market share. The amount and timing of our future funding requirements depend on many factors, including the pace and results of our development efforts and our ability to scale our operations.

Customer Demand/Order Backlog

As of March 14, 2022, we had an order backlog of $169.3 million comprised of ZEVs, zero-emission powertrains and charging systems of approximately 1,500 units. Our order backlog is generally comprised of non-binding agreements and purchase orders from customers. In addition, some of our order backlog have contingencies including completing a successful pilot program, obtaining third-party financing or obtaining government grants such as HVIP. Although the order backlog, in most cases, does not constitute a legal obligation or, in some cases, may have contingencies, we believe the amounts included in our order backlog are firm, even though the non-binding orders may be cancelled or delayed by customers without penalty. We may elect to permit cancellation of orders without penalty where management believes it is in our best interest to do so. On a case-by-case basis and at our sole discretion, we have held partial deposits for purchase orders from customers. See “Risk Factors — Amounts included in order backlog may not result in actual revenue and are an uncertain indicator of our future revenue” for more information.

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

Regulatory Landscape

We operate in an industry that is subject to and currently benefits from environmental subsidies. Government policies can increase the demand for our products by providing market participants with incentives to purchase ZEVs and charging solutions. These government policies are continuously being modified, and adverse changes in such policies could have the effect of reducing the demand for our products. Complying with any new government regulations may result in significant additional expenses or related development costs for us. For more information, see our risk factor titled “We are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in building our manufacturing facilities.”

Public Company Costs

We are incurring additional legal, accounting and other expenses that we did not previously incur, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with the rules implemented by the SEC and the NYSE. Our financial statements reflect the impact of these expenses.

Basis of Presentation

Currently, we conduct business through one operating segment, the ZEV market. All long-lived assets are maintained in, and all losses are attributable to, the United States of America. See Note 2 to the Consolidated Financial Statements included herein for more information about our operating segment.

Components of Results of Operations

Revenues

During the years ended December 31, 2021 and 2020, revenue was primarily derived from the sale of ZEVs.

We anticipate deriving future revenue from the following business lines:

●	ZEVs: The sales of zero-emission vehicles in Classes 3 to 7 to dealers and commercial fleet companies.
●	Zero-Emission Powertrains: The sales of battery electric and fuel cell electric powertrains to our OEM partners, including technology licenses, and training the OEM technicians on how to install the powertrains within the OEMs’ manufacturing facilities.
●	Chargers: The sale of chargers and energy systems as supporting products to customers for our ZEVs.
●	Telematics and Analytics: Our 1 Hertz analytics solution, which is installed in each vehicle and powertrain sold, allows us to collect and optimize drive cycle and vehicle performance data. This data provides drivers and fleet operators meaningful real-time recommendations about how to improve vehicle performance, routes, and charging strategies and scale their electric vehicle fleets. Our 1 Hertz analytics solution is offered on a subscription basis with all vehicle and powertrain purchases.

Cost of Revenues

Cost of revenues includes direct costs (parts, material, and labor); indirect manufacturing costs (manufacturing overhead, depreciation, plant operating lease expense, and rent); shipping, field services, logistics and warranty costs.

Research and Development Expense

Research and development expenses consist primarily of costs incurred for the discovery and development of our BEV and FCEV powertrain solutions and the production thereof, which principally include personnel-related expenses including salaries, benefits, travel and stock-based compensation, for personnel performing research and development activities; expenses related to materials, supplies and testing; and consulting and occupancy expenses.

We expect our research and development expense to increase for the foreseeable future as we continue to invest in research and development activities to achieve our operational and commercial goals.

Selling, General, and Administrative Expense

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

We expect our selling, general and administrative expenses to increase for the foreseeable future as we increase headcount and expenses with the growth of our business, drive for productivity improvements, acquisition of new and retention of existing customers and the additional costs associated with being a public company, which include, among other things, increases in headcount for administration and increases in legal and professional services, accounting and audit fees and liability insurance.

Interest Expense

Interest expense consists of interest paid on notes payable, the amortization of debt issuance costs, the amortization of debt discounts attributable to the bifurcation of warrants issued, and amortization of an embedded beneficial conversion feature. The notes payable included, over the periods presented, the Convertible Note, a related party term loan and working capital facility, (the “Facility”), a third party unsecured promissory note and various convertible notes payable. For a description and terms of our notes payable, see Note 8 to the Consolidated Financial Statements.

Results of Operations

Comparison of Fiscal Year Ended December 31, 2021 to Fiscal Year Ended December 31, 2020

The following table sets forth our historical operating results for the periods indicated:

	Year Ended December 31,		$
	2021	2020	Change	% Change

	(dollar amounts in thousands)
Revenues	$20,992	$9,088	$11,904	131%
Cost of revenues	26,293	11,087	15,206	137%
Gross loss	(5,301)	(1,999)	(3,302)	165%
Operating expenses
Research and development	3,089	1,309	1,780	136%
Selling, general and administrative	42,851	10,451	32,400	310%
Total operating expenses	45,940	11,760	34,180	291%
Loss from operations	(51,241)	(13,759)	(37,482)	272%
Other expenses
Interest expense	13,367	2,983	10,384	348%
Loss from change in fair value of warrant liabilities	28,812	20,835	7,977	38%
Loss from change in fair value of derivative liability	5,341	—	5,341	nm*
Loss from change in fair value of earnout liability	4,183	—	4,183	nm*
Gain on extinguishment of debt	(2,194)	—	(2,194)	nm*
Other expense	19	76	(57)	(75)%
Total other expenses	49,528	23,894	25,634
Net loss	$(100,769)	$(37,653)	$(63,116)

* not meaningful

Revenues

Our total revenue increased by $11.9 million, or 131%, from $9.1 million during the year ended December 31, 2020 to $21.0 million during the year ended December 31, 2021. The increase in revenue was principally related to the sale of 146 ZEVs during the year ended December 31, 2021 as compared to the sale of 72 ZEVs during the year ended December 31, 2020.

Cost of Revenues

Cost of revenues increased by $15.2 million, or 137%, from $11.1 million during the year ended December 31, 2020 to $26.3 million during the year ended December 31, 2021. The increase in the cost of revenues was primarily related to an increase in revenue as well as higher factory overhead and warranty expenses during the year ended December 31, 2021, as compared to the year ended December 31, 2020.

Research and Development

Research and development expenses increased by $1.8 million or 136% from $1.3 million in the year ended December 31, 2020 to $3.1 million in the year ended December 31, 2021. The increase was primarily due to an increase in our engineering headcount year-over-year, as we continue to advance the development and design of our vehicles, refine and improve our production processes and enhance our in-house engineering capabilities.

Selling, General, and Administrative

Selling, general and administrative expenses increased by $32.4 million or 310% from $10.5 million during the year ended December 31, 2020 to $42.9 million during the year ended December 31, 2021, primarily due to an increase in professional services associated with the Business Combination process in the amount of $9.1 million as well as an overall increase in costs associated with being a public company which included, among other things, increases in headcount for administration and increases in legal and professional services, accounting and audit fees and liability insurance.

Interest Expense

Interest expense increased by $10.4 million from $3.0 million during the year ended December 31, 2020 to $13.4 million during the year ended December 31, 2021. The increase was mainly due to $9.9 million of accrued interest and amortization of the discount related to the Convertible Note not present in the prior year and $0.9 million for the early payment of interest associated with loans paid off in the Business Combination, offset by $0.4 million reduction in amortization of the discount associated with the short-term convertible notes converted at the close of the Business Combination.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for the year ended December 31, 2021 included (1) a loss of $27.9 million associated with the outstanding common and preferred warrants, which were converted to common stock as a result of the Business Combination and (2) a loss of $0.9 million associated with the Gig private warrants assumed in the Business Combination. The change in fair value of warrant liabilities for the year ended December 31, 2020 included a loss of $20.8 million associated with the outstanding common and preferred warrants, which were converted to common stock as a result of the Business Combination. These losses reflect the impact of the marking-to-market of the warrant liability.

Change in Fair Value of Derivative Liability

The loss from change in fair value of the derivative liability totaled $5.3 million during the year ended December 31, 2021 and reflected the impact of the marking-to-market of the underlying derivative embedded in the Convertible Note.

Change in Fair Value of Earnout Liability

The loss from change in fair value of the earnout liability totaled $4.2 million during the year ended December 31, 2021 and reflected the impact of the marking-to-market of the earnout shares.

Gain on Extinguishment of Debt

The gain on extinguishment of debt of $2.2 million during the year ended December 31, 2021 was associated with the conversion of $12.1 million of Convertible Notes into 1,055,388 shares of the Company’s common stock. The gain represents the difference between the fair value of the common stock and the sum of the carrying amount of the converted debt and the fair value of the convertible note derivative liability at the time of conversion.

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

EBITDA, Adjusted EBITDA and Adjusted Net Loss

We define EBITDA as net loss before depreciation and amortization and interest expense. We define adjusted EBITDA as net loss before depreciation and amortization, interest expense, stock-based compensation, gains or losses related to the change in fair value of warrant, derivative and earnout share liabilities, gains or losses on extinguishment of debt and other non-recurring costs determined by management, such as Business Combination related expenses. We define adjusted net loss as net loss adjusted for stock-based compensation expense, gains or losses related to the change in fair value of warrant, derivative and earnout share liabilities, gains or losses on extinguishment of debt and certain other non-recurring costs determined by management, such as Business Combination related expenses. We believe EBITDA, adjusted EBITDA and adjusted net loss are meaningful metrics intended to supplement measures of our performance that are neither required by, nor presented in accordance with, GAAP. We believe that using EBITDA, adjusted EBITDA and adjusted net loss provide an additional tool for investors to use in evaluating ongoing operating results and trends while comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA, adjusted EBITDA and adjusted net loss we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of EBITDA, adjusted EBITDA and adjusted net loss may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA, adjusted EBITDA and adjusted net loss in the same fashion.

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

The following table reconciles net loss to EBITDA and adjusted EBITDA for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

Net loss	$(100,769)	$(37,653)
Adjustments:
Depreciation and Amortization	874	362
Interest expense	13,367	2,983
EBITDA	$(86,528)	$(34,308)
Stock-based compensation	2,538	275
Loss from change in fair value of warrant liabilities	28,812	20,835
Loss from change in fair value of derivative liability	5,341	—
Loss from change in fair value of earnout liability	4,183	—
Gain on extinguishment of debt	(2,194)	—
Business Combination expense	9,098	—
Adjusted EBITDA	$(38,750)	$(13,198)

The following table reconciles net loss to adjusted net loss for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Net Loss	$(100,769)	$(37,653)
Adjustments:
Stock-based compensation	2,538	275
Business Combination expense	9,098	—
Loss from change in fair value of warrant liabilities	28,812	20,835
Loss from change in fair value of derivative liability	5,341	—
Loss from change in fair value of earnout liability	4,183	—
Gain on extinguishment of debt	(2,194)	—
Adjusted net loss	$(52,991)	$(16,543)

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily from debt financing and the sales of common and convertible preferred shares. We closed the Business Combination on May 6, 2021 pursuant to which we added $216.8 million of cash, net of redemptions, to the balance sheet.

As of December 31, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $168.5 million. We believe our cash and cash equivalents balance will be sufficient to continue to execute our business strategy over the next twelve-month period from the date the financial statements were available to be issued.

Liquidity Requirements

In the near and long-term, we will require additional capital to fund the growth and scaling of our manufacturing facilities and operations; further develop our products and services, including those for orders in our order backlog; and fund possible acquisitions. Until we can generate sufficient cash flow from operations, we expect to finance our operations through a combination of the merger proceeds we received from the Business Combination as well as from additional public offerings, debt financings or other capital markets transactions, collaborations or licensing arrangements. The amount and timing of our future funding requirements depend on many factors, including the pace and results of our development efforts and our ability to scale our operations.

Material Cash Requirements

From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of components and raw materials to be used in the manufacture of our products. To provide flexibility in our development and production plan and opportunities to renegotiate pricing, we generally do not have binding and enforceable purchase orders beyond the near term. However, in order to secure raw materials vital to our products, we have entered into multi-year minimum purchase commitments with some of our suppliers. If the Company fails to meet the minimum purchase commitments, the Company must pay a penalty. The minimum purchase commitment for 2022 is $21.9 million under these agreements. See Note 14 to the Consolidated Financial Statements included herein for additional information.

Our capital expenditures are typically difficult to project beyond the short term given potential supply chain constraints and market conditions. We estimate our capital expenditures to be between $10 million and $15 million for the year 2022 for development and production activities.

Debt

As of December 31, 2021, we had outstanding $87.9 million of principal indebtedness associated with our Convertible Notes, which mature on May 15, 2024. We are obligated to make semi-annual interest payments through maturity of $3.3 million based on an annual interest rate of 7.5%. We also had outstanding $3.0 million of principal indebtedness associated with our Facility, which matures on October 21, 2024. We are obligated to make quarterly interest payments of 0.1 million through maturity based on an annual interest rate of 15%. See Note 8 to the Consolidated Financial Statements included herein for additional information.

Leases

We have one material lease commitment, an operating lease covering our manufacturing center, distribution center and office space. We also have finance leases for manufacturing equipment. As of December 31, 2021, our total minimum lease commitments were $15.2 million, with $2.7 million due in the next twelve months. See Note 9 to the Consolidated Financial Statements included herein for additional information.

Cash Flows

The following table provides a summary of cash flow data:

	Year Ended December 31,
	2021	2020

Net cash used in operating activities	$(65,807)	$(16,226)
Net cash used in investing activities	(3,189)	(2,013)
Net cash from financing activities	237,074	17,402
Net increase in cash	$168,078	$(837)

Cash Flows Used In Operating Activities

Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as research and development and selling, general and administrative. Our operating cash flows are also affected by our working capital needs to support growth in personnel-related expenditures and fluctuations in accounts payable and other current assets and liabilities. Our operating cash inflows include cash from sales and customer deposits. These cash inflows are offset by our payments to suppliers for production materials and parts used in our manufacturing process, operating expenses, operating lease payments and interest payments on our financings.

With respect to the year ended December 31, 2021, significant increases in net cash used in operating activities, in comparison to the corresponding prior period, were principally driven by increases in cost of revenues and selling, general and administrative expenses, as described in more detail above.

Cash Flows Used In Investing Activities

The increase in net cash used in investing activities for the year ended December 31, 2021, in comparison to the corresponding prior period, was due to an increase in capital expenditures to support revenue growth as we invest in and expand our business and infrastructure.

Cash Flows from Financing Activities

Net cash from financing activities for the year ended December 31, 2021 primarily included net proceeds of $142.8 million from the Business Combination and PIPE Financing, proceeds of $95.0 million from the issuance of the Convertible Note (See Note 8 to our Consolidated Financial Statements), proceeds from Facility borrowings of $7.0 million, proceeds from the exercise of warrants of $3.3 million and proceeds of $0.6 million from the exercise of common stock options, offset by payments on our Facility borrowings of $11.5 million.

Net cash from financing activities for the year ended December 31, 2020 primarily consisted of proceeds from convertible notes of $9.7 million, proceeds from the redemption of convertible notes payable and Series C redeemable convertible preferred stock and warrants of $3.0 million, proceeds for the issuance of Series C redeemable convertible preferred stock and warrants of $3.2 million and proceeds from Facility borrowings of $1.0 million.

Backlog

As of March 14, 2022, we had $169.3 million of order backlog comprised of ZEVs, zero-emission powertrains and/or charging systems of approximately 1,500 units. Our order backlog is generally comprised of non-binding agreements and purchase orders from customers. In addition, some of our order backlog have contingencies including completing a successful pilot program, obtaining third-party financing or obtaining government grants such as HVIP. Although the order backlog, in most cases, does not constitute a legal obligation and, in some cases, may have contingencies, we believe the amounts included in our order backlog are firm, even though the non-binding orders may be cancelled or delayed by customers without penalty. We may elect to permit cancellation of orders without penalty where management believes it is in our best interest to do so. On a case-by-case basis and at our sole discretion, we have held partial deposits for purchase orders from customers.

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

While our significant accounting policies are described in the Notes to our Consolidated Financial Statements, we believe that the following accounting policies are most critical to understanding our financial condition and historical and future results of operations.

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. These inputs can be readily observable, market corroborated or generally unobservable. Any global economic changes, changes to our stock price or other future events could materially impact the Company’s fair value measurements. In addition, our assumptions could change or actual circumstances could differ from those utilized in our assumptions.

The Company’s recurring fair value measurements categorized within Level 3 discussed below contain significant unobservable inputs. A change in those significant unobservable inputs could result in a significantly higher or lower fair value measurement at the reporting date.

As a result of the Business Combination, we recognized additional earnout shares with performance conditions as a liability measured at fair value with subsequent changes in fair value recorded in the consolidated statement of operations for each reporting period. The earnout shares are valued using our stock price as of the valuation date. The valuation methodology used is a Monte Carlo Simulation model (“MCS”) utilizing a Geometric Brownian motion process to capture meeting the various performance conditions. MCS is a technique that uses a stochastic process to create a range of potential future outcomes given a variety of inputs. Stochastic processes involve the use of both predictive assumptions (e.g., volatility, risk-free rate) and random numbers to create potential outcomes of value. MCS assumes that stock prices take a random walk and cannot be predicted; therefore, random number generators are used to create random outcomes for stock prices. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

As a result of the Business Combination, we assumed the liability associated with the Gig warrants. We account for the warrants as liabilities at fair value with subsequent changes in fair value recorded in the consolidated statement of operations for each reporting period. The fair value is determined using the Black-Scholes-Merton (“BSM”) option-pricing model where the share price input represents our stock price as of  the valuation date. The BSM is a commonly-used mathematical model for pricing an option or warrant. In particular, the model estimates the variation in value over time of financial instruments. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

We estimate the fair value of our derivative liability associated with the Convertible Note at each reporting date, as well as at each conversion date. The Convertible Note and embedded conversion option are valued using a Binomial Lattice Model designed to capture incremental value attributed to the conversion options in addition to the value of the Convertible Note. The value of the Convertible Note without the conversion feature is valued utilizing the income approach, specifically the discounted cash flow method. Cash flows are discounted utilizing the U.S. Treasury rate and the credit spread to estimate the appropriate risk-adjusted rate. The conversion feature utilizes our stock price as of the valuation date as the starting point of the valuation. A Binomial Lattice Model is used to estimate our credit spread by solving for a premium to the U.S. Treasury rate that produces a fair value of the Convertible Note. As of issuance, the value of the Convertible Note and warrants related to the Convertible Note are set to equal $100.0 million to solve for the credit spread which is then updated quarterly. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

Recent Accounting Pronouncements

For further information on the effects of recently adopted accounting pronouncements and the potential effects of recent accounting pronouncements not yet adopted, refer to the Recent accounting pronouncements issued and adopted and Recent accounting pronouncements issued not yet adopted sections in Note 2 to the Consolidated Financial Statements.

Emerging Growth Company Status

We are an EGC, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As an EGC, we are permitted to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates.

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2021, we had cash and cash equivalents of $168.5 million, consisting of operating and interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

Commodity Price Risk

We purchase certain product components and commodities including steel, aluminum, composites, rubber and others which are integrated into our end products that are subject to price volatility caused by market conditions, potential cross-border taxes and tariffs and other factors which are not considered predictable or within our control. We generally buy these product components and commodities based upon market prices that are established with the vendor as part of the purchase process. We do not use commodity financial instruments to hedge commodity prices.

We generally attempt to obtain firm pricing from most of our suppliers, consistent with order backlog requirements and/or forecasted annual sales. In many cases, we believe we will be able to address material commodity and product component cost increases through sale price adjustments. To the extent that commodity prices increase and we are not able to increase the selling prices of our products, and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience margin declines.

Foreign Currency Risk

We do not believe that foreign currency risk currently poses a material threat to our business.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Lightning eMotors, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Lightning eMotors, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Denver, Colorado
March 30, 2022

LIGHTNING EMOTORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$168,538	$460
Accounts receivable, net of allowance of $3,349 and $0 as of December 31, 2021 and 2020, respectively	9,172	4,122
Inventories	14,621	5,743
Prepaid expenses and other current assets	7,067	3,999
Total current assets	199,398	14,324
Property and equipment, net	4,891	2,615
Operating lease right-of-use asset, net	8,742	7,881
Other assets	379	45
Total assets	$213,410	$24,865
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$6,021	$2,599
Accrued expenses and other current liabilities	5,045	2,944
Warrant liability	2,185	21,155
Current portion of long-term debt	—	7,954
Current portion of long-term debt - related party	—	6,225
Current portion of operating lease obligation	1,166	1,769
Total current liabilities	14,417	42,646
Long-term debt, net of debt discount	63,768	—
Long-term debt, net of current portion and debt discount - related party	—	1,649
Operating lease obligation, net of current portion	9,260	7,265
Derivative liability	17,418	—
Earnout liability	83,144	—
Other long-term liabilities	191	—
Total liabilities	188,198	51,560
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit)
Preferred stock, par value $.0001, 1,000,000 shares authorized no shares issued and outstanding as of December 31, 2021 and December 31, 2020 (1)	—	—
Common stock, par value $.0001, 250,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 75,062,642 and 32,949,507 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively (1)	8	3
Additional paid-in capital	206,768	54,097
Accumulated deficit	(181,564)	(80,795)
Total stockholders’ equity (deficit)	25,212	(26,695)
Total liabilities and stockholders’ equity (deficit)	$213,410	$24,865
(1)	Share amounts have been retroactively restated to give effect to the recapitalization transaction.

See accompanying Notes to Consolidated Financial Statements

LIGHTNING EMOTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenues	$20,992	$9,088
Cost of revenues	26,293	11,087
Gross loss	(5,301)	(1,999)
Operating expenses
Research and development	3,089	1,309
Selling, general and administrative	42,851	10,451
Total operating expenses	45,940	11,760
Loss from operations	(51,241)	(13,759)
Other expense, net
Interest expense	13,367	2,983
Loss from change in fair value of warrant liabilities	28,812	20,835
Loss from change in fair value of derivative liability	5,341	—
Loss from change in fair value of earnout liability	4,183	—
Gain on extinguishment of debt	(2,194)	—
Other expense, net	19	76
Total other expense, net	49,528	23,894
Net loss	$(100,769)	$(37,653)
Net loss per share, basic and diluted	$(1.67)	$(1.25)
Weighted-average shares outstanding, basic and diluted	60,260,156	30,095,634

See accompanying Notes to Consolidated Financial Statements

LIGHTNING EMOTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Redeemable				Additional	Stockholders’	Total
	Convertible Preferred				Paid-in	Accumulated	Stockholders’
	Stock		Common Stock		Capital	Deficit	Deficit
	Shares	Amount	Shares	Par Value
Balance — December 31, 2019	25,757,260	$37,982	3,254,478	$—	$5,552	$(43,164)	$(37,612)
Retroactive application of recapitalization	(25,757,260)	(37,982)	24,033,725	3	37,979	—	37,982
Adjusted balance beginning of period	—	—	27,288,203	3	43,531	(43,164)	370
Adoption of ASC 842	—	—	—	—	—	22	22
Issuance of Series C redeemable convertible preferred stock (1)	—	—	410,803	—	1,306	—	1,306
Issuance in connection with the redemption of convertible debt and cash purchase of redeemable Series C convertible preferred stock (1)	—	—	3,692,809	—	3,984	—	3,984
Issuance of Series C warrants beneficial conversion feature	—	—	—	—	3,071	—	3,071
Exercise of stock options (1)	—	—	1,557,692	—	86	—	86
Stock—based compensation expense	—	—	—	—	275	—	275
Redemption of convertible notes payable	—	—	—	—	1,844	—	1,844
Net loss	—	—	—	—	—	(37,653)	(37,653)
Balance — December 31, 2020	—	—	32,949,507	3	54,097	(80,795)	(26,695)
Balance — December 31, 2020	30,120,057	$43,272	4,910,555	$—	$10,828	$(80,795)	$(69,967)
Retroactive application of recapitalization	(30,120,057)	(43,272)	28,038,952	3	43,269	—	43,272
Adjusted balance beginning of period	—	—	32,949,507	3	54,097	(80,795)	(26,695)
Exercise of common warrants (1)	—	—	69,232	—	646	—	646
Issuance of Series C redeemable convertible preferred stock upon exercise of Series C warrants (1)	—	—	1,756,525	—	14,068	—	14,068
Issuance of common stock warrants	—	—	—	—	433	—	433
Business Combination and PIPE Financing	—	—	37,843,390	4	109,801	—	109,805
Warrants issued in connection with the Convertible Note	—	—	—	—	14,522	—	14,522
Exercise of stock options (1)	—	—	1,282,820	1	574	—	575
Vesting of restricted stock units	—	—	105,780	—	—	—	—
Stock—based compensation expense	—	—	—	—	2,538	—	2,538
Conversion of convertible notes payable	—	—	1,055,388	—	10,089	—	10,089
Net loss	—	—	—	—	—	(100,769)	(100,769)
Balance — December 31, 2021	—	$—	75,062,642	$8	$206,768	$(181,564)	$25,212
(1)	Share amounts have been retroactively restated to give effect to the recapitalization transaction.

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED LIGHTNING EMOTORS, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share data)

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(100,769)	$(37,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	874	362
Provision for doubtful accounts	3,349	—
Provision for inventory obsolescence and write-downs	917	261
Loss on disposal of fixed asset	39	—
Gain on extinguishment of debt	(2,194)	—
Change in fair value of warrant liability	28,812	20,835
Change in fair value of earnout liability	4,183	—
Change in fair value of derivative liability	5,341	—
Stock-based compensation	2,538	275
Amortization of debt discount	6,670	1,789
Non-cash impact of operating lease right-of-use asset	991	1,254
Issuance of common stock warrants for services performed	433	—
Other non-cash expenses	—	165
Changes in operating assets and liabilities:
Accounts receivable	(8,399)	(3,016)
Inventories	(9,795)	(2,017)
Prepaid expenses and other assets	(6,380)	(1,621)
Accounts payable	3,578	1,442
Accrued expenses and other liabilities	4,005	1,698
Net cash used in operating activities	(65,807)	(16,226)
Cash flows from investing activities
Purchase of property and equipment	(3,244)	(2,013)
Proceeds from disposal of property and equipment	55	—
Net cash used in investing activities	(3,189)	(2,013)
Cash flows from financing activities
Proceeds from convertible notes payable, net of issuance costs paid	95,000	9,679
Proceeds from Business combination and PIPE Financing, net of issuance costs paid	142,796	—
Proceeds from facility borrowings	7,000	1,000
Repayments of facility borrowings	(11,500)	—
Proceeds as part of a redemption of convertible notes payable and Series C redeemable convertible preferred stock and warrants	—	3,000
Proceeds from the exercise of Series C redeemable convertible preferred warrants	3,100	—
Proceeds from exercise of common warrants	157	—
Proceeds from issuance of Series C convertible preferred stock and preferred stock warrants	—	3,225
Proceeds for the exercise of Series C redeemable convertible preferred warrants	—	500
Payments on finance lease obligations	(54)	(88)
Proceeds from exercise of stock options	575	86
Net cash provided by financing activities	237,074	17,402
Net increase in cash	168,078	(837)
Cash - Beginning of year	460	1,297
Cash - End of year	$168,538	$460
Supplemental cash flow information - Cash paid for interest	$6,245	$864
Significant noncash transactions
Earnout liability at inception	$78,960	$—
Warrant liability at inception	1,253	—
Derivative liability at inception	17,063	—
Conversion of short-term convertible notes for common stock	9,679	—
Conversion of convertible notes for common stock	10,089	—
Conversion of warrant liabilities for common stock	37,580	—
Conversion of convertible notes payable into Series C redeemable convertible preferred stock	—	3,000
Finance lease right-of-use asset in exchange for a lease liability	208	—

See accompanying Notes to Consolidated Financial Statements

LIGHTNING EMOTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1 – Description of Business and Basis of Presentation

Lightning eMotors, Inc. (the “Company”) is an innovative automotive manufacturing and research company based in Loveland, Colorado. The Company operates in the zero-emission vehicle (“ZEV”) market and manufactures zero-emission Class 3 to 7 Battery Electric Vehicles (“BEV”) and Fuel Cell Electric Vehicles (“FCEV”), and infrastructure solutions for commercial medium duty vans and motorcoach fleets. The Company also sells charging systems as an ancillary supporting product. The Company operates predominately in the United States.

The Company was formed as a Limited Liability Company (“LLC”) in the state of Delaware on September 25, 2012 under the name Lightning Hybrids LLC and was converted from an LLC to a Delaware corporation (“C corporation”), which became effective on December 31, 2019.

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

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share (“Common Stock”) issued to Lightning Systems stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Lightning Systems redeemable convertible preferred stock and Lightning Systems common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 0.9406 shares (the “Exchange Ratio”) established in the Business Combination Agreement. Activity within the statement of stockholders' equity for the issuances and repurchases of Lightning Systems convertible redeemable preferred stock, were also retroactively converted to Lightning Systems common stock. For more details on the reverse recapitalization, see Note 3.

Basis of presentation

The accompanying financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The audited financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated.

The financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior period balances in the consolidated balance sheets and statements of cash flows have been combined or reclassified to conform to current period presentation. Such reclassifications had no impact on net loss or shareholders’ equity previously reported.

Out-of-Period Adjustments

During the three months ended June 30, 2021, the Company identified an error related to the failure to account for the modification of an operating lease for one of its facilities amended in November 2020. The modification extended the term of the lease from November 2024 to February 2027. As a result of the error Operating lease right-of-use assets, Total Assets, Lease Obligation (current and long-term), and Net loss were understated in the periods ended March 31, 2021 and December 31, 2020. The Company assessed the materiality of these errors considering the relevant quantitative and qualitative factors and concluded that the errors were not material to the Consolidated Financial Statements taken as a whole. As such, during the three months ended June 30, 2021, the Company recorded the following out-of-period adjustment to correct the error: increased “right-of-use asset” $2,272, increased “cost of revenues” $14, increased “selling, general and administrative” expense $47, increased “current portion of operating lease obligation” $100, and increased “operating lease obligation, net of current portion” $2,233. The consolidated statements of operations for the year ended December 31, 2021, the consolidated balance sheet as of December 31, 2021 and the consolidated statements of stockholders’ equity and cash flows for the year ended December 31, 2021 reflect the above adjustments.

Liquidity

As of December 31, 2021, the Company had $168,538 in cash and cash equivalents. For the year ended December 31, 2021, the net loss of the Company was $100,769. Cash flow used in operating activities was $65,807 for the year ended December 31, 2021. The Company had positive working capital of $184,981 as of December 31, 2021 primarily as a result of the Business Combination. The current and historical operating cash flows, current cash and working capital balances, and forecasted obligations of the Company were considered in connection with management’s evaluation of the Company’s ongoing liquidity. As a result of the Business Combination, the Company received net proceeds of $216,812 in cash, after paying off the outstanding working capital facilities, the secured promissory note, and unsecured facility agreements. The cash proceeds received from the transaction are expected to provide sufficient capital to fund planned operations for one year from the date of financial statements issuance. We believe our cash and cash equivalents balance will be sufficient to continue to operate our business over the next twelve-month period from the date the financial statements were issued. However, we will require additional capital to fund the growth and scaling of our manufacturing facilities and operations; further develop our products and services, including those for orders in our order backlog; and fund possible acquisitions. Until we can generate sufficient cash flow from operations, we expect to finance our operations through a combination of the merger proceeds we received from the Business Combination as well as from additional public offerings, debt financings or other capital markets transactions, collaborations or licensing arrangements. The amount and timing of our future funding requirements depend on many factors, including the pace and results of our development efforts and our ability to scale our operations.

COVID-19

Since the first quarter of 2020, there has been a worldwide impact from the COVID-19 pandemic. Numerous government regulations and public advisories, as well as shifting social behavior, temporarily limited or closed non-essential transportation, government functions, business activities and person-to-person interactions. Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions.

The global impacts resulting from the pandemic are ongoing, including challenges and increases in costs for logistics and supply chains, such as supplier delays and/or shortages of battery cells, motors and chassis. These supply chain issues adversely impacted the Company’s 2020 and 2021 revenue which negatively impacted the Company’s results of operations, cash flows and financial condition. However, the full extent of the future impact on the Company’s results of operations, cash flows, and financial condition cannot be reasonably estimated at this time.

Note 2 – Summary of Significant Accounting Policies

Comprehensive loss

The Company has no elements of other comprehensive loss, therefore, the Company’s net loss on the statements of operations represents comprehensive loss.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates and judgments involve deferred income taxes, allowance for doubtful accounts, warranty liability, write downs and write offs of obsolete and damaged inventory and valuations of share-based compensation, convertible note derivative liability, earnout share liability and warrant liabilities. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

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

Concentrations of credit risk

As of and for the year ended December 31, 2021, three customers accounted for 40%, 20% and 17% of total accounts receivable. As of and for the year ended December 31, 2020, two customers accounted for 25% and 12% of total accounts receivable. The net sales to the following customers comprised more than 10% of revenues for the periods presented.

	Year ended December 31,
	2021		2020
	Net Sales	% of Net Revenues	Net Sales	% of Net Revenues
Customer A	$6,062	29%	$1,035	11%
Customer B	2,132	10%	—	—%
Customer C	2,807	13%	2,710	30%
Customer D	—	—%	1,423	16%
Customer E	—	—%	1,188	13%
Total of customers with sales greater than 10%	$11,001	52%	$6,356	70%
Total of customers with sales less than 10%	9,991	48%	2,732	30%
Total Revenues	$20,992	100%	$9,088	100%

Concentrations of supplier risk

As of and for the year ended December 31, 2021, three suppliers accounted for 20%, 19% and 11% of the Company’s total accounts payable and one supplier accounted for 10% of inventory purchases. As of and for the year ended December 31, 2020, one supplier accounted for 12% of the Company’s total accounts payable and one supplier accounted for 33% of inventory purchases.

Cash and cash equivalents

Cash and cash equivalents include cash held in banks and in money market funds. The Company’s cash and cash equivalents are placed with high-credit-quality financial institutions and issuers, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents. The carrying value of the cash equivalents approximates fair value, which represents a Level 1 input.

Accounts receivable

Accounts receivable are recorded at invoiced amounts, net of discounts, and allowances. The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analyses and monitors the financial condition of its customers to reduce credit risk and, under certain circumstances, requires collateral to support accounts receivable. The Company reduces the carrying value for estimated uncollectible accounts based on a variety of factors including the length of time receivables are past due, economic trends and conditions affecting the Company’s customer base, and historical collection experience. Specific provisions are recorded for individual receivables when the Company becomes aware of a customer’s inability to meet its financial obligations. The Company writes off accounts receivable when they are deemed uncollectible. The allowance for doubtful accounts activity is as follows:

Allowance for
Doubtful Accounts
As of January 1, 2020	$—
Charges to expense	—
Deductions	—
As of December 31, 2020	$—
Charges to expense	3,491
Deductions	(142)
As of December 31, 2021	$3,349

Inventories

Inventories consist of raw materials, work in progress, and finished goods and are stated at the lower of cost or net realizable value, with cost determined on the average cost method, which approximates the first-in, first-out (“FIFO”) method. A valuation adjustment is made to inventory for any excess, obsolete or slowmoving items based on management’s review of on-hand inventories compared to historical and estimated future sales and usage profiles.

Prepaid SPAC transaction costs

As of December 31, 2020, the Company had capitalized $1,913 of transaction costs in “Prepaid expenses and other current assets” that were reclassified and offset against additional paid-in capital upon consummation of the Business Combination, in accordance with the accounting guidance related to an equity transaction.

Property and equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful asset lives. Leasehold improvements are stated at cost and amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred. Depreciation is included in our consolidated statements of operations. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets and the resulting gain or loss, if any, is reflected in “Other expense, net.” The estimated useful lives of our major classes of property and equipment are as follows:

Major class of property and equipment	Useful Lives
Machinery and equipment	7 years
Vehicles	5 years
Leasehold improvements	5 years
Computer equipment	3 years
Software	3 years
Furniture and fixtures	7 years

Impairment of long-lived assets

Long-lived assets to be held and used in the Company’s operations are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from its use and eventual disposition over its remaining economic life. The Company assesses recoverability by comparing the sum of projected undiscounted cash flows from the use and eventual disposition over the remaining economic life of a long-lived asset or asset group to its carrying value, and records a loss from impairment if the carrying value is more than its undiscounted cash flows. Assets or asset groups to be abandoned or from which no future benefit is expected are written down to zero in the period it is determined they will no longer be used and are removed entirely from service. There were no impairments of long-lived assets recognized during the years ended December 31, 2021 and 2020.

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

Revenue recognition

Revenue Summary

The following table disaggregates revenue by major source:

	Year ended December 31,
	2021	2020
Zero-emission vehicles	$19,096	$7,859
Other	1,896	1,229
	$20,992	$9,088

The Company manufactures and sells medium and heavy-duty ZEVs, such as delivery trucks and buses. The Company manufactures ZEVs by installing and integrating its internally-developed zero-emission powertrain into a vehicle chassis supplied by OEMs or from the customer. At times, the Company also installs and integrates its powertrains into a used chassis supplied by the customer. During the first part of 2020, the Company was still contracting with third-party certified installers or dealers to install and integrate the Company’s zero-emission powertrains into a vehicle prior to selling the vehicle to the end customer, however, this process was brought in-house in early 2020.

The Company recognizes revenue at a point in time when its performance obligation has been satisfied and control of the ZEV is transferred to the customer, which generally aligns with shipping terms. Contract shipping terms include ExWorks (“EXW”), “FOB Shipping Point” and “FOB Destination” incoterms. Under EXW (meaning the seller fulfills its obligation to deliver when it makes goods available at its premises, or another specified location, for the buyer to collect), the performance obligation is satisfied and control is transferred at the point when the customer is notified that the ZEV is available for pickup. Under “FOB Shipping Point,” control is transferred to the customer at the time the good is transferred to the shipper and under “FOB Destination,” at the time the customer receives the goods. At times, the Company sells ZEVs that require additional upfitting from a third party before the final sale to the customer. The Company is acting as the principal in such transactions and revenue is recognized on a gross basis. When powertrains were installed and integrated by certified installers or dealers (during 2020 and prior), the Company was acting as the principal and revenue was recognized on a gross basis.

Other revenue primarily includes the sale of zero-emission powertrains, charging systems, engineering consulting services, telematics and analytics subscription services and decontented parts. Revenue for zero-emission powertrains and decontented parts is recognized based on contract shipping terms. Revenue for chargers is recognized when the product is drop shipped directly to the customer from the manufacturer. The Company is acting as the principal in such transactions and revenue is recognized on a gross basis. Services are recognized as revenue over time as either percentage of completion (i.e. engineering service contracts) or as the service is transferred to the customer (i.e. telematics and analytics subscription services).

The Company made an accounting policy election to account for any shipping and handling costs that occur after control has transferred to the customer as fulfillment costs that are accrued to cost of revenues at the time control transfers. Shipping and handling costs billed to customers are included in revenues.

The Company often applies for governmental funding programs, including the Hybrid and Zero Emission Truck and Bus Voucher Incentive Project (“HVIP”), on behalf of its customers for ZEV sales. Generally, as a condition of the program, the amount billed to the customer must be reduced by the amount that will be funded by the government program, and the Company will receive the funds directly from the government program. However, the discount to the customer is contingent upon the Company’s receipt of the funding. Revenue is recognized on the gross amount of the ZEV at the time substantially all of the conditions of the government program required of the Company have been met and control of the ZEV has transferred to the customer based on shipping terms.

The following economic factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows as indicated:

●	Type of customer: The Company’s sales are directly to commercial fleet customers, OEMs, governments and dealers.
●	Type of contract: Sales contracts are for goods or services. The majority of contracts are short term (i.e., less than or equal to one year in duration).

Significant Payment Terms

None of the Company’s contracts have a significant financing component. Any cash that is received prior to revenue recognition is deferred as deferred revenue (a contract liability) until the good is delivered or service is rendered.

Contract Liabilities

Contract liabilities relate to payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contracts. The Company’s contract liabilities consist of customer deposits and deferred revenue, which are included in “Accrued expenses and other current liabilities” on the consolidated balance sheets. Changes in contract liabilities are as follows:

Balance as of December 31, 2020	$267
Revenues recognized	(981)
Increase due to billings	861
Balance as of December 31, 2021	$147

The Company recognized revenue of $216 during the year ended December 31, 2021 that was included in the contract liability balance as of December 31, 2020.

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

Future Performance Obligations

The Company has applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed (i.e. analytical data subscription services).

As of December 31, 2021, the Company had remaining performance obligations related to a non-cancellable (other than for a breach by the Company) minimum-quantity purchase commitment. The customer is obligated to purchase a fixed number of ZEVs over the next two years, however, the price varies based on which year the customer orders each ZEV (in 2022 or 2023). The Company estimates that the future revenues associated with this contract (based on estimated orders from the customer for 2022) to be $4.8 million in 2022 and $6.3 million in 2023. The timing of the revenue associated with these estimates will change if the ZEVs are commissioned and/or shipped subsequent to the year in which they were ordered, as revenue will not be recognized until control of the ZEV transfers to the customer based on the purchase order shipping terms.

Costs to Obtain or Fulfill a Contract with a Customer

The Company has elected the practical expedient to expense contract acquisition costs, which consist of sales commissions, which are reported within “Selling, general, and administrative” expenses.

Warranties

In most cases, goods that customers purchase from the Company are covered by five-year and 60-thousand-mile limited product warranty. The Company does not sell warranties separately.

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

Fair value measurements, and financial instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. These inputs can be readily observable, market corroborated or generally unobservable. A fair value hierarchy was established that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels of the hierarchy and the related inputs are as follows:

●	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company can access at the measurement date.
●	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
●	Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

●	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities
●	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost)
●	Income approach: Techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option pricing and excess earnings models)

The Company believes its valuation methods are appropriate and consistent with other market participants, however, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The Company’s recurring fair value measurements categorized within Level 3 discussed below contain significant unobservable inputs. A change in those significant unobservable inputs could result in a significantly higher or lower fair value measurement at the reporting date.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, warrant liabilities, long-term debt, derivative liabilities and earnout liabilities. The carrying value of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of those instruments.

Long-term debt is not presented at fair value on the consolidated balance sheets, as it is recorded at carrying value, net of unamortized debt discounts. However, the 7.5% $100,000 convertible senior note (the “Convertible Note”) has an embedded conversion option accounted for as a derivative liability, which is presented at fair value on the consolidated balance sheets. The fair value of the Convertible Note, including the conversion option, was $76,614 and zero as of December 31, 2021 and 2020, respectively. The Company’s term note and working capital facility (“Facility”) had an outstanding term note with a principal amount of $3,000 as of both December 31, 2021 and 2020 and a fair value of $4,173 and $4,315 as of December 31, 2021 and 2020, respectively. As of December 31, 2020, the Facility also had outstanding short-term working capital loans with an aggregate principal amount of $3,000 which approximated fair value due to their short-term nature. As of December 31, 2020, the Company also had outstanding related-party and third-party short-term convertible notes with an aggregate principal amount of $9,679 that were issued in August and September of 2020. These convertible notes also approximated fair value due to their short-term nature.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were measured at fair value on a recurring basis in the Consolidated Balance Sheets.

	Level 1	Level 2	Level 3
As of December 31, 2021
Financial assets
Cash equivalents	$150,022	$—	$—
Financial Liabilities
Warrant liability	$—	$—	$2,185
Derivative liability	$—	$—	$17,418
Earnout liability	$—	$—	$83,144
As of December 31, 2020
Financial Liabilities
Warrant liability	$—	$—	$21,155

As of December 31, 2021, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input.

As a result of the Business Combination, the Company assumed the liability associated with the Gig warrants. The Company accounts for the warrants as liabilities at fair value with subsequent changes in fair value recorded in the consolidated statement of operations for each reporting period. The fair value is determined using the Black-Scholes-

Merton (“BSM”) option-pricing model where the share price input represents the Company’s stock price as of the valuation date. The BSM is a commonly-used mathematical model for pricing an option or warrant. In particular, the model estimates the variation in value over time of financial instruments. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

The Company estimates the fair value of its derivative liability associated with the Convertible Note at each reporting date, as well as at each conversion date. The Convertible Note and embedded conversion option are valued using a Binomial Lattice Model designed to capture incremental value attributed to the conversion options in addition to the value of the Convertible Note. The value of the Convertible Note without the conversion feature is valued utilizing the income approach, specifically the discounted cash flow method. Cash flows are discounted utilizing the U.S. Treasury rate and the credit spread to estimate the appropriate risk-adjusted rate. The conversion feature utilizes the Company’s stock price as of the valuation date as the starting point of the valuation. A Binomial Lattice Model is used to estimate the Company’s credit spread by solving for a premium to the U.S. Treasury rate that produces a fair value of the Convertible Note. As of issuance, the value of  the Convertible Note and warrants related to the Convertible Note are set to equal $100,000 to solve for the credit spread which is then updated quarterly. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

As a result of the Business Combination, the Company recognized additional earnout shares with performance conditions as a liability measured at fair value with subsequent changes in fair value recorded in the consolidated statement of operations for each reporting period. The earnout shares are valued using the Company’s stock price as of the valuation date. The valuation methodology used is a Monte Carlo Simulation model (“MCS”) utilizing a Geometric Brownian motion process to capture meeting the various performance conditions. MCS is a technique that uses a stochastic process to create a range of potential future outcomes given a variety of inputs. Stochastic processes involve the use of both predictive assumptions (e.g., volatility, risk-free rate) and random numbers to create potential outcomes of value. MCS assumes that stock prices take a random walk and cannot be predicted; therefore, random number generators are used to create random outcomes for stock prices. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.

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

These valuations were determined using a Probability Weighted Expected Return Method (PWERM) and a combination of several income and market approaches to determine the enterprise value of the Company. The enterprise value was adjusted for the probabilities of various scenarios/liquidity events that could have occurred and would have to create an overall weighted value of common stock as of each valuation date. Each liquidity scenario had unique probabilities based on the Company’s opinion, which was based on various discussions with potential investors, advisors, and market participants, which included unique facts and circumstances as of the valuation dates. The scenarios included (a) Early liquidation: based on an Asset Approach using the existing equity value as of the valuation date; (b) Private M&A: based on a guideline transaction (market) approach using an assembled group of comparable transactions and trailing revenue metric/multiples; (c) Stay private: based on a discounted cash flow (income) approach using the Company’s non-SPAC forecast and a market-based discount rate; and (d) SPAC transaction: based on a guideline public company (market) approach using an assembled peer group of comparable companies and forward revenue metrics/multiples. Value was allocated to all outstanding securities through the PWERM using capitalization tables unique to each liquidity scenario.

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

Beneficial conversion features

The Company follows beneficial conversion feature guidance in ASC 470-20, Debt – Debt with Conversion and Other Options, which applies to redeemable convertible preferred stock and convertible debt. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date.

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

Stock-based compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation — Stock Compensation, under which share based payments that involve the issuance of common stock to employees and nonemployees and meet the criteria for equity-classified awards are recognized in the financial statements as share-based compensation expense based on the fair value on the date of grant. The Company issues stock option awards and restricted stock unit awards to employees and nonemployees.

The Company utilizes the Black-Scholes model to determine the fair value of the stock option awards, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time grantees will retain their vested stock options before exercising them for employees and the contractual term of the option for nonemployees (“expected term”), (b) the volatility of the Company’s common stock price over the expected term, (c) expected dividends, and (d) the fair value of a share of common stock prior to the Business Combination. After the closing of the Business Combination, the Company’s Board of Directors (the “Board”) determined the fair value of each share of common stock underlying stock-based awards based on the closing price of the Company’s common stock as reported by the NYSE on the date of grant. The Company has elected to recognize the adjustment to share-based compensation expense in the period in which forfeitures occur.

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

In February 2021, the Company granted common warrants to certain vendors for services provided prior to March 31, 2021. Refer to Note 10 — Capital Structure.

As a result of the Business Combination, the remaining outstanding Lightning Systems warrants were converted to the Company’s common stock based on the Exchange Ratio.

Research and development

Research and development costs are expensed when incurred and primarily consist of personnel-related expenses including salaries, benefits, travel and stock-based compensation for personnel performing research and development activities; expenses related to materials, supplies and testing; and consulting and occupancy expenses.

Advertising

Advertising costs are expensed when incurred and are included in “Selling, general, and administrative” expenses and total $262 and $53 for the years ended December 31, 2021 and 2020, respectively.

Derivative Liability

The Company accounts for the embedded conversion feature of the Convertible Note as a derivative liability. Pursuant to ASC 815-15, Derivatives and Hedging — Embedded Derivatives, the embedded conversion feature meets all three criteria to be bifurcated and accounted for separately from the host instrument, i.e., the Convertible Notes. Because this feature meets all criteria of a derivative instrument, it should be accounted for and recorded as a derivative liability at fair value on the Company’s balance sheet with subsequent changes in fair value recorded in the consolidated statement of operations each reporting period.

Earnout Liability

As a result of the Business Combination, the Company recognized additional earnout shares as a liability. Pursuant to ASC 805, Business Combinations, the Company determined that the initial fair value of the earnout shares should be recorded as a liability with the offset going to additional paid-in capital and with subsequent changes in fair value recorded in the consolidated statement of operations for each reporting period. The following table provides a reconciliation of the beginning and ending balances for the earnout liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Initial recognition May 6, 2021	$78,961
Loss	4,183
Balance at December 31, 2021	$83,144

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

Recent accounting pronouncements issued not yet adopted

In June 2016, the FASB issued ASU 2016-13 related to the measurement of credit losses on financial instruments and has since modified the standard with several ASUs (collectively, the “credit loss standard”). The credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of  the reported amount. The credit loss standard took effect for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As amended in ASU 2019-10, for smaller reporting companies, the credit loss standard will take effect for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018. The adoption of this ASU will require a cumulative-effect adjustment to accumulated deficit as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company expects to adopt this standard on January 1, 2023 and is currently evaluating the impact this ASU will have on its financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in ASC 470-20, Debt with Conversion and Other Options. Additionally, the ASU requires entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact this ASU will have on its financial statements.

Note 3 — Reverse Recapitalization

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

Upon the closing of the Business Combination, Lightning Systems common stock issued and outstanding was canceled and converted into the right to receive Company common stock (the “Per Share Merger Consideration”) based on the Exchange Ratio. In addition, after closing and subject to the terms and conditions defined below, stockholders of the Company who have received, or are entitled to receive, any per share merger consideration (“Stockholder Earnout Group”) have the contingent right to receive additional 16,463,096 shares of the Company’s common stock to be allocated on a pro rata basis among the members of the Stockholder Earnout Group. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis if on or prior to the fifth anniversary of the closing date the volume weighted average price (“VWAP”) of the Company’s common stock equals or exceed $12.00 per share of twenty of any thirty consecutive trading days. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis if on or prior to the fifth anniversary of the closing date the VWAP of the Company’s common stock equals or exceed $14.00 per share of twenty of any thirty consecutive trading days. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis if on or prior to the fifth anniversary of the closing date the VWAP of the Company’s common stock equals or exceed $16.00 per share of twenty of any thirty consecutive trading days. If these conditions have not been satisfied following the fifth anniversary of the closing date, any stockholder earnout shares remaining will be canceled. As of December 31, 2021, none of the contingencies under this agreement have been met and, accordingly, no common stock shares have been issued.

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

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method, Gig was treated as the ‘acquired” company for financial reporting purposes. See Note 1 for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Lightning Systems issuing stock for the net assets of Gig, accompanied by a recapitalization. The net assets of Gig are stated at historical cost, with no goodwill or intangible assets recorded. The Company expensed $9,098 of acquisition costs associated with the Business Combination to “Selling, general and administrative” expense on the statement of operations during the year ended December 31, 2021.

Prior to the Business Combination, Lightning Systems and Gig filed separate standalone federal, state and local income tax returns. As a result of the Business Combination, structured as a reverse acquisition for tax purposes, Lightning Systems became the parent of the consolidated filing group with Gig as a subsidiary.

Unless otherwise indicated, all of the Company’s common stock as well as previously issued stock options and redeemable convertible preferred stock presented in the accompanying retroactively revised consolidated statements of stockholders’ equity (deficit) or in the related notes are presented on an as- or as if-converted basis, converted at the Exchange Ratio of .9406 and presented as shares or awards of our common stock.

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the year ended December 31, 2021:

Recapitalization
Cash - Gig's trust and cash (net of redemptions and transaction costs)	$117,796
Cash - PIPE Financing	25,000
Net Cash provided by Business Combination and PIPE Financing	142,796
Less: non-cash items charged against additional paid-in capital	(32,995)
Net contributions from Business Combination and PIPE Financing	$109,801

The number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	25,893,479
Less: redemption of Gig shares	(5,816,664)
Common stock Gig	20,076,815
Shares issued in PIPE Financing	2,500,000
Business Combination and PIPE Financing shares	22,576,815
Lightning Systems shares (1)	50,652,890
Total shares of common stock outstanding immediately after Business Combination	73,229,705
(1)	The number of Lightning Systems shares were calculated using the Exchange Ratio contemplated in the Business Combination of approximately 0.9406.

Note 4 – Inventories

At December 31, 2021 and 2020, inventories consist of the following:

	December 31, 2021	December 31, 2020
Raw materials	$10,802	$4,456
Work in progress	2,979	1,143
Finished goods	840	144
Total inventories	$14,621	$5,743

During the years ended December 31, 2021 and 2020, the Company reduced the cost of certain inventory to net realizable value and recorded a cost reduction of $917 and $261, respectively, which is included in “Cost of revenues.”

Note 5 – Prepaid Expenses and Other Current Assets

At December 31, 2021 and 2020, Prepaid expenses and other current assets consist of the following:

	December 31, 2021	December 31, 2020
Vendor deposits	$2,720	$1,794
Prepaid SPAC transaction costs	—	1,913
Prepaid insurance	1,975	47
Other current assets	2,372	245
Total prepaid expenses and other current assets	$7,067	$3,999

Note 6 – Property and Equipment

Cost, accumulated depreciation, and the related estimated useful lives of property and equipment as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Machinery and equipment	$1,755	$939
Vehicles	1,754	825
Leasehold improvements	1,024	650
Computer equipment	298	167
Software	798	116
Furniture and fixtures	331	126
Capital projects in progress	957	1,081
Total cost	6,917	3,904
Accumulated depreciation and amortization	(2,026)	(1,289)
Total property and equipment, net	$4,891	$2,615

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 totaled $874 and $362, respectively, of which $182 and $108, respectively, are included in “Cost of revenues” and $692 and $254, respectively, are included in “Selling, general, and administrative” expenses.

Note 7 – Accrued Expenses and Other Current Liabilities

At December 31, 2021 and 2020, accrued expenses and other current liabilities consist of the following:

	December 31, 2021	December 31, 2020
Accrued SPAC transaction costs	$—	$1,521
Accrued professional services	1,645	—
Accrued interest	841	246
Accrued payroll and benefits	1,014	207
Other accrued expense	368	194
Warranty liability	994	455
Customer deposits	85	267
Deferred revenue	62	—
Current portion of finance lease obligation	36	54
Total accrued expenses and other current liabilities	$5,045	$2,944

Changes in warranty liability (included in accrued expenses and other current liabilities) were as follows:

As of January 1, 2020	$137
Charge for the period	544
Utilized during the period	(226)
As of December 31, 2020	$455
Charge for the period	1,165
Utilized during the period	(626)
As of December 31, 2021	$994

Note 8 – Notes Payable

Notes payable as of December 31, 2021 and 2020 consist of the following:

	December 31, 2021	December 31, 2020
Convertible Note	$87,863	$—
Facility (1)	3,000	—
Related party notes
Facility (1)	—	6,000
2020 short-term convertible notes payable	—	3,225
Third party notes
2020 short-term convertible notes payable	—	6,454
Unsecured facility agreement	—	1,500
Total debt principal	90,863	17,179
Unamortized debt discount - Convertible Note	(27,055)	—
Unamortized debt discount - Facility	(40)	(55)
Unamortized debt discount - 2020 short-term convertible notes payable	—	(1,296)
Total debt less unamortized debt discount	63,768	15,828
Less current portion - related party	—	6,225
Less current portion - third party	—	7,954
Long-term portion	$63,768	$1,649
Long-term portion - related party	$—	$1,649
(1)	The Company’s term note and working capital facility (“Facility”) was no longer associated with a related-party upon consummation of the Business Combination.

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

If the Company incurs other unpermitted indebtedness, it is required to redeem the Convertible Notes in full including outstanding principal and accrued and unpaid interest, plus (a) a prepayment premium equal to twelve months of interest on the principal amount of the Convertible Notes if such indebtedness event occurred prior to January 15, 2023; or (b) a prepayment premium equal to the amount of interest which would have accrued on the Convertible Notes through maturity (the “Redemption Feature”). In addition, the Company is required to issue to the holders a fixed number of warrants to purchase shares of Common Stock. The fixed number of warrants will be based on the principal balance of the Convertible Notes, divided by $11.50 (“Redemption Warrants”). The Redemption Warrants will be exercisable from the date of repayment of the Convertible Notes through the original maturity date of the Convertible Notes. In addition, an adjustment to the exercise price of the warrants will occur when (1) the Company issues additional shares of Common Stock for capital raising purpose at a price less than $9.20 per share (2) the aggregate proceeds from such issuance represents more than 65% of the total equity proceeds; and (3) the volume weighted average trading price of Common Stock during the 20 trading-day period starting on the trading day prior to the completion of the Business Combination is below $9.20.

The Company has identified certain embedded derivatives related to its Convertible Note. Since the Convertible Note has a conversion feature whereby the principal amount will convert into a variable number of shares based on the future trading price of the Company’s common stock, the conversion feature is recorded as a derivative liability. Therefore, the fair value of the convertible feature at inception on May 6, 2021 in the amount of $17,063 was recorded as a debt discount and an addition to “Derivative liability” on the consolidated balance sheets. The derivative liability is adjusted to fair value each reporting period, with the changes in fair value reported as “Loss (gain) from change in fair value of derivative liability” on the consolidated statements of operations. The debt discount is amortized over the life of the Convertible Notes.

During the year ended December 31, 2021, $12,137 of Convertible Notes were converted into 1,055,388 shares of the Company’s common stock. The Company recognized a gain on extinguishment of $2,194 in “Gain on extinguishment of debt” on the consolidated statement of operations associated with the difference between (1) the sum of the fair value of the common stock issued of $10,089 and cash paid for the remaining annual interest due May 2022 of $668 and (2) the sum of the carrying amount of the converted debt $7,965 and the fair value of the convertible note derivative liability of $4,986. The following table provides a reconciliation of the beginning and ending balances for the convertible note derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Initial recognition May 6, 2021	$17,063
Gain	5,341
Change resulting from conversions	(4,986)
Balance at December 31, 2021	$17,418

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

Facility

In October 2019, the Company entered into the Facility with a company represented on the Board of Lightning Systems. Upon consummation of the Business Combination, the company holding the Facility was no longer represented on the Board. The Facility provides for both term and working capital loans for borrowings up to $8,110 as of December 31, 2021. However, the Company’s Convertible Note requirements limit the Company’s permitted indebtedness to $5,000. Interest is payable quarterly on borrowings at a fixed annual rate of 15%. Borrowings under the Facility are secured by substantially all the Company’s assets, are subject to borrowing base limitations, and require the Company to meet certain covenants. During the year ended December 31, 2020, the Company was in violation with certain financial and non-financial covenants, which were subsequently waived by the lender.

The Facility borrowings were $6,000 as of December 31, 2020 and increased to $10,000 prior to the Business Combination. As a result of the Business Combination, the Facility was paid down to $3,000 and remains at $3,000 as of December 31, 2021 with a maturity date of October 21, 2024.

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

Related and third party 2020 short term convertible notes payable

In August and September 2020, the Company borrowed $9,679 under convertible note purchase agreements from third parties ($6,454) and related parties ($3,225). The related parties include officers, a director, and individuals whose companies are represented on the Board of Lightning Systems. The convertible notes bear interest at 8%. Interest is payable monthly, with principal and unpaid interest due March 31, 2021. The notes are convertible into 5,830,723 Series C preferred shares at the conversion price of $1.66 per share. These notes are subordinate to the Facility and third-party unsecured facility agreement.

The 2020 short-term notes are convertible into shares of Series C redeemable convertible preferred stock upon the 1) a change in control (“CIC”) having a value in excess of $200,000; 2) a debt or equity financing with aggregated gross proceeds in excess of $10,000; or 3) at maturity. Should the notes be converted at maturity, the debt holders will receive a beneficial conversion feature allowing the conversion at 75% of the lowest issue price. The Company recorded the beneficial conversion feature at its intrinsic value of $3,071. This was recorded as a debt discount and an addition to “Additional paid-in capital.” During the years ended December 31, 2021 and 2020, amortization of the debt discount of $1,296 and $1,774, respectively, was recorded to “interest expense”, including the remaining discount balance on the date of the Business Combination.

As a result of the Business Combination, these convertible notes were converted to Series C redeemable convertible preferred stock which converted into common stock based on the Exchange Ratio with the balance of $9,679 recorded to “Additional paid-in capital”. In addition, the accrued interest through the date of the Business Combination close was forgiven.

Third party unsecured facility agreement

In March 2015, the Company borrowed $1,500 due under an unsecured facility agreement. The note did not bear stated interest and was due in April 2021. During the year ended December 31, 2020, the Company was in violation with certain financial and non-financial covenants, which were subsequently waived by the lender. During the year ended December 31, 2021, $700 was repaid in April and the remaining $800 was repaid upon the closing of the Business Combination.

Related party 2020 convertible notes payable

In February 2020, the Company borrowed $3,000 under two convertible note payable agreements from companies represented on the Board of Lightning Systems. The convertible notes bore interest at 8% and were subject to certain covenants. In May 2020, the notes were subject to a mandatory redemption in connection with a qualified equity offering of $3,000, resulting in a conversion into 2,118,819 Series C preferred shares at a weighted average conversion price of $1.42 per share. The mandatory redemption was treated as a debt extinguishment for accounting purposes. To record the extinguishment, the fair value of consideration received and debt relieved was compared to the fair value of consideration paid and equity instruments issued. The fair value of consideration received was greater than the consideration paid. The excess fair value of $1,844 was recorded as a contribution to “Additional paid-in capital.”

In connection with the redemption, the Company issued short and long-term warrants, exercisable into 3,614,457 and 831,326, respectively, shares of Series C preferred shares at the conversion price of $1.66 per share. The Company estimated the fair value of the warrants at issuance at $336. The change in fair value is reported within “Loss from change in fair value of warrant liabilities.” As a result of the Business Combination, the warrants were converted to common stock based on the Exchange Ratio.

Third-party secured promissory note

In February 2021 the Company borrowed $3,000 by entering into a promissory note with a third-party lender. The note was secured by substantially all the Company’s assets and bore an annual interest rate of 20%, of which 10% was to be paid in cash and 10% was to be paid-in-kind by adding such interest to the principal balance. Interest which was to be paid quarterly beginning on April 30, 2021 until the earliest of the following events to occur: the maturity date of February 19, 2022; or 14 days after the closing of the Business Combination. The promissory note was paid upon the closing of the Business Combination.

Debt maturities

The total balance of all debt matures as follows:

Period ending December 31,	Amount
2022	$—
2023	—
2024	90,863
2025	—
2026	—
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

The Company leases its manufacturing center, distribution center, and office space (collectively “Operating Facility”) under noncancelable operating leases that expire in February 2027. The lease payments include taxes, insurance, utilities, and maintenance costs. In December 2021, the Company also started leasing equipment utilized in the manufacturing process under noncancelable financing leases. These leases include either a bargain purchase option or the equipment reverts ownership to the Company at the end of the lease term.

The Company had leases for vehicles under finance leases that expired at various dates, with the longest lease ending in April 2021. None of these leases included a renewal option. For financial reporting purposes, minimum lease payments related to these vehicle leases were recorded as inventory raw materials, principally electric battery systems, and expensed through “cost of revenues” and, as a result, the Company included the purchase option payments due at the end of the lease term in the finance lease obligation.

The Company assesses the expected lease term at lease inception and discounts the lease using a fully-secured, annual incremental borrowing rate (or rate implicit in the lease, if readily determinable), adjusted for time value corresponding with the expected lease term. The Company elected, for all classes of underlying assets, to not apply the balance sheet recognition requirements of ASC 842, Leases, to leases with a term of one year or less, and instead, recognize the lease payments in the income statement on a straight-line basis over the lease term. The Company also elected, for certain classes of underlying assets, to combine lease and non-lease components. The Company elected to combine lease and non-lease components for its Operating Facility leases and manufacturing equipment leases. The Company did not have any short-term leases during the years ended December 31, 2021 or 2020.

Right-of-use assets and lease liabilities as of December 31, 2021 and 2020 consist of the following:

	December 31, 2021		December 31, 2020
	Operating	Finance	Operating	Finance
Assets
Right-of-use assets, net (1)	$8,742	$208	$7,881	$—
Liabilities
Lease obligation - current portion (2)	$1,166	$36	$1,769	$54
Lease obligation - long-term portion (3)	9,260	159	7,265	—
Total lease obligations	$10,426	$195	$9,034	$54

Weighted average remaining lease terms (in years)	5.2	5.0	5.2	0.3
Weighted average discount rate	15%	4%	12%	12%
(1)	Finance right-of-use assets, net are included in “Other assets” on the consolidated balance sheets.
(2)	Finance lease obligation – current portion is included in “Accrued expenses and other current liabilities” on the consolidated balance sheets.
(3)	Finance lease obligation – long-term portion is included in “Other long-term liabilities” on the consolidated balance sheets.

The Company's operating lease cost is presented below. The Company does not have any variable lease payments. The financing lease cost for the years ended December 31, 2021 and 2020 was immaterial.

	Year Ended December 31,
	2021	2020
Operating Lease Cost
Cost of revenues	$459	$353
Selling, general and administrative	1,922	864
Research and development	181	79
Total operating lease cost	$2,562	$1,296

The maturities of the Company’s lease liabilities as of December 31, 2021 are as follows:

	December 31, 2021
	Operating	Finance
2022	$2,621	$43
2023	2,848	43
2024	2,934	43
2025	3,022	43
2026	3,105	43
Thereafter	517	—
Total future minimum lease payments	15,047	215
Less: imputed interest	(4,621)	(20)
Total maturities	$10,426	$195

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

Warrants

As of December 31, 2021, there are 24,365,730 warrants outstanding, of which 14,999,970 are public warrants, 8,695,652 are Convertible Note warrants and 670,108 are private placement warrants. Each whole warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment as discussed below. Only whole warrants are exercisable. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of the Company’s Business Combination, or earlier upon redemption or liquidation. The Company filed a Registration Statement covering the shares of Common Stock issuable upon exercise of the warrants on Form S-1 (File No. 333-257237) with the SEC on June 21, 2021, which was declared effective by the SEC on July 6, 2021.

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

The fair value of the private placement warrants on May 6, 2021 in the amount of $1,253 was recorded as a “Warrant liability” and a reduction to “Additional paid-in capital” on the consolidated balance sheets. The change in fair value of a loss of $932 for the year ended December 31, 2021 was recognized in “Loss from change in fair value of warrant liabilities” on the consolidated statements of operations. The fair value of the Convertible Note warrants on May 6, 2021 in the amount of $14,522 was recorded as a debt discount and an addition to “Additional paid-in capital” on the consolidated balance sheets.

Redeemable Convertible Preferred Stock – Lightning Systems

Series A, B and C redeemable convertible preferred shares were eligible for a cumulative annual simple return of 8% (the “preferred return”) on amounts paid to purchase their preferred shares upon a liquidation, winding up or dissolution of Lightning Systems, or if declared by the Board. No preferred dividends had been declared. As of December 31, 2020, the amount of cumulative undeclared dividends totaled $8,229 ($2.24 per share).

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

Series A, Series B and Series C preferred shares were to be convertible into common shares at any time at the option of the holder, and are automatically converted into common shares upon the affirmative election of more than 70% of the Series B and Series C preferred stockholders, or upon the closing of a sale of common shares in an initial public offering with gross proceeds to Lightning Systems of $50,000 or more accompanied by a listing of such common shares on the Nasdaq’s National Market, the New York Stock Exchange, or another exchange approved by the Board. At December 31, 2020, the conversion price per preferred share, which was subject to adjustment to provide anti-dilution protection to preferred shareholders, was $1.00, $1.20 and $1.66 for Series A, Series B and Series C, respectively.

See Note 8 – Notes Payable for description of the convertible debt conversion transactions and warrant liabilities under this Note 10 – Capital Structure regarding warrants issued in connection with the preferred share purchases.

In connection with the 2019 Series C preferred stock issued for cash, Lightning Systems issued warrants, exercisable into 702,811 shares of Series C preferred shares at the conversion price of $1.66 per share. Lightning Systems estimated the fair value of the warrants at $155 and recorded a warrant liability, which is reported at fair value at each reporting period, with the change in fair value reported as “Loss from change in fair value of warrant liabilities.”

In connection with the 2020 Series C preferred stock issued in connection with the redemption of related party 2020 convertible notes payable of $3,000 and cash of $3,000, Lightning Systems issued warrants, exercisable into 4,445,783 shares of Series C preferred shares at the weighted average conversion price of $1.42 per share. Lightning Systems estimated the fair value of the warrants at $336 and recorded a warrant liability, which is reported at fair value at each reporting period, with the change in fair value reported as “Loss from change in fair value of warrant liabilities.”

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

Series C warrants were exercisable by the holder at any time at the stated exercise price, which price is subject to adjustment to provide anti-dilution protection to the holder. Upon the closing of an initial public offering, or a merger, sale or other transaction involving substantially all of the assets of Lightning Systems (a “Deemed Liquidation”) the holder may require Lightning Systems to purchase any unexercised warrants at net value equal to the difference between the exercise price of the warrant and the proceeds the holder would have otherwise received as a result of the Deemed Liquidation or initial public offering. Lightning Systems had no obligation to file for registration of the shares issuable upon exercise of the warrant under the Securities Act. No fractional shares would be issued upon exercise. If upon exercise, the holder would be entitled to a fractional share, the number of shares issued upon exercise would be rounded to the nearest whole share and the difference settled in cash.

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

Warrants issued to vendors – Lightning Systems

In February 2021, the Board authorized the grant of 125,000 warrants to purchase common stock of Lightning Systems to three vendors who provided various sales and marketing related services prior to March 31, 2021. The warrants were immediately exercisable at an exercise price of $6.18 per share and had a contractual life of five years but required conversion upon the completion of the Business Combination. The fair value of the warrants was deemed to be $3.46 on the date of grant using the Black-Scholes option pricing model with the following inputs: value of common share $6.18; exercise price of $6.18 per share; 5 year term; risk-free interest rate of 0.62%; and volatility of 68%. As the warrants were issued for services already provided, the value of the warrants of $433 was expensed to “selling, general and administrative” expense, and offset to “additional paid-in capital” as the warrants were deemed to be equity instruments under ASC 480, Distinguishing Liabilities from Equity. As a result of the Business Combination, the outstanding warrants issued to these vendors were converted to common stock.

The following table presents information for the Common and Series C preferred warrants, that have been converted to common stock as a result of the Business Combination, and outstanding Gig private warrants that were assumed in the Business Combination:

				Weighted
			Weighted	Average
	Number of	Warrant Fair	Average Exercise	Remaining
	Warrants	Value	Price	Life
Warrants to purchase common stock
Outstanding at December 31, 2020¹	610,202	$2,270	$0.27	3.6
Exercise of common warrants¹	(69,232)	(489)	$0.27	—
Change in fair value	—	3,102	—	—
Issued in connection with the Business Combination as common stock - charged to APIC	(540,970)	(4,883)	—	—
Outstanding — December 31, 2021	—	$—	$—	—
Warrants to purchase Series C preferred stock
Outstanding at December 31, 2020¹	5,938,193	$18,885	$1.76	2.6
Exercise of warrants to purchase redeemable convertible preferred stock¹	(1,756,526)	(10,968)	$1.76	—
Change in fair value	—	24,779	—	—
Issued in connection with the Business Combination as common stock - charged to APIC	(4,181,667)	(32,696)	—	—
Outstanding — December 31, 2021	—	$—	—	—
Private warrants assumed through Business Combination
Outstanding at December 31, 2020	—	—	—	—
Warrants assumed	670,108	1,253	$11.50	5.0
Change in fair value	—	932	—	—
Outstanding — December 31, 2021	670,108	$2,185	$11.50	4.3

¹Warrant amounts have been retroactively restated to give effect to the recapitalization transaction

Note 11 – Equity Incentive Plans

2019 Equity Incentive Plan

In connection with the Company’s conversion from a partnership to a corporation on December 31, 2019, the Company adopted the 2019 Equity Incentive Plan (“2019 Plan”) and converted therein all participants from a previous Profit-Sharing Plan, under which the Company was authorized to issue profit units to officers, directors, employees, and consultants of the Company. All participants transferred with a strike price based on the fair value of the common stock on December 31, 2019.

Upon the Company’s conversion on December 31, 2019 from a partnership to a corporation, each profit unit outstanding just prior to the Company conversion was converted to a stock option on a one-to-one basis with an exercise price of $0.05, the fair value of a share of common stock, and a 10-year term, while maintaining the previous profit unit’s vesting period. Upon conversion to stock options, the Company revalued all outstanding profit units to determine if additional stock-based compensation expense should be recorded for this modification. The Company determined the difference between the fair value of profit units immediately before the conversion, and the fair value of the stock options was de minimis, therefore, the Company did not record any additional expense.

The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, and other awards. In May 2020, the Company increased the shares reserved under the 2019 Plan by 1,500,000 to a total of 6,500,000. As of December 31, 2020, there were 6,500,000 shares reserved, 6,275,456 granted, and 224,544 available for grant under the 2019 Plan. As a result of the Business Combination, the 2019 Plan was superseded by the 2021 Equity Incentive Plan (“2021 Plan”); therefore, no further awards are to be granted under the 2019 Plan. As of December 31, 2021, there were 2,760,684 stock options previously granted and unexercised under the 2019 Plan, which remain subject to the terms and conditions of the 2019 Plan.

2021 Equity Incentive Plan

In connection with the Business Combination, the stockholders approved the 2021 Plan. The 2021 Plan provides the Company the ability to grant incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance units, performance shares, cash-based awards and other stock-based awards. The purpose of the 2021 Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons for performing services and by motivating such persons to contribute to the growth and profitability of the Company and its subsidiaries. As of December 31, 2021, there were 14,041,107 shares reserved and 12,553,112 shares available for grant under the 2021 Plan.

Compensation Expense

To date, the Company has issued stock option and restricted stock unit (“RSU”) awards. The Company recognizes stock-based compensation expense based on the fair value of the awards issued at the date of grant and amortized on a straight-line basis as the employee renders services over the requisite service period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. The following table presents the stock-based compensation related to stock option and RSU awards for the periods presented (in thousands):

	Years ended December 31,
	2021	2020
Stock options expense
Cost of revenues	$27	$1
Selling, general and administrative	731	273
Research and development	42	1
Total stock options expense	$800	$275
Restricted stock units expense
Cost of revenues	$45	$—
Selling, general and administrative	1,680	—
Research and development	13	—
Total restricted stock units expense	$1,738	$—
Total stock-based compensation	$2,538	$275

The estimated unrecognized expense for stock options and RSUs not vested as of December 31, 2021, which will be recognized over the remaining vesting period, is as follows:

Stock options unrecognized expense (in thousands)	$2,088
Stock options weighted-average remaining vesting period (in years)	2.3
Restricted stock units unrecognized expense (in thousands)	$6,100
Restricted stock units weighted-average remaining vesting period (in years)	2.7

Stock Option Awards

Stock option awards are granted with an exercise price equal to the estimated fair market value per share at the date of grant and a term of 10 years. Stock option awards generally vest over 4 years. It is the Company’s policy to issue new shares upon option exercise. Changes in the Company’s stock options for the year ended December 31, 2021 are presented in the table below. The number of options and weighted average exercise price per share associated with activity prior to the Business Combination are presented on an as converted basis calculated using the Exchange Ratio contemplated in the Business Combination of approximately of 0.9406.

		Weighted	Aggregate	Weighted
		Average	Intrinsic	Average
	Number of	Exercise Price	Value	Remaining Life
	Options	per Share	(in thousands)	(in years)
Outstanding at January 1, 2021	3,892,838	$0.24
Granted	842,194	$6.79
Exercised	(1,282,820)	$0.45
Forfeited	(238,892)	$3.11
Expired	(3,803)	$0.58
Outstanding at December 31, 2021	3,209,517	$1.66	$14,525	8.5
Vested and exercisable at December 31, 2021	1,072,467	$0.24	$6,191	8.2

The weighted average grant date fair value of stock options granted during the years ended December 31, 2021 and 2020, after changes in connection with the Company’s conversion from a partnership to a corporation and the Business Combination, were $3.24 and $0.50, respectively, per share. The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $9,008 and $978, respectively.

Changes in the status of the Company’s non-vested share awards for the year ended December 31, 2021 are presented in the table below. The non-vested shares under option and weighted average grant date fair value per share associated with activity prior to the Business Combination are presented on an as converted basis calculated using the Exchange Ratio contemplated in the Business Combination of approximately of 0.9406.

		Weighted
		Average
	Non-vested	Grant Date
	Shares Under	Fair Value per
	Option	Share
Non-vested at January 1, 2021	2,755,448	$0.27
Granted	842,194	$3.24
Vested	(1,221,700)	$0.43
Forfeited	(238,892)	$1.78
Non-vested at December 31, 2021	2,137,050	$1.21

During the years ended December 31, 2021 and 2020, stock options issued were valued using a Black-Scholes option pricing model using the following assumptions:

	Years ended December 31,
	2021			2020
Expected volatility	42.3%	to	68.0%	67.0%	to	94.1%
Dividend yield	0%			0%
Risk-free interest rate	0.20%	to	1.04%	0.16%	to	0.18%
Expected term (in years)	6			10

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

		Weighted
		Average
		Grant Date
	Number of	Fair Value per
	RSUs	Share
Outstanding at January 1, 2021	—	$—
Granted	1,089,453	$7.52
Released	(105,780)	$7.01
Forfeited	(48,525)	$7.26
Outstanding at December 31, 2021	935,148	$7.59

Other Employee Benefits - 401(k) Savings Plan

The Company has an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 21. Under the 401(k) Plan, employees may make voluntary contributions based on a percentage of their pretax income, subject to statutory limitations. The Company matches 100% for the first 3% of each employee’s contribution and 50% for the next 2% of each employee’s contribution. The Company’s cash contributions are fully vested upon the date of match. The Company made matching cash contributions of $353 and $160 for the years ended December 31, 2021 and 2020, respectively.

Note 12 – Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred operating losses since inception. The Company’s effective income tax rate was 0% for the years ended December 31, 2021 and 2020 and the realization of any deferred tax assets is not more likely than not.

The components of the federal and state income tax provision included in the consolidated statements of operations are all attributable to continuing operations and are summarized as follows:

	2021	2020
Current tax provision
Federal	$—	$—
State	—	—
Total current	—	—
Deferred tax provision
Federal tax recovery	—	—
State	—	—
Total deferred	—	—
Provision for income taxes	$—	$—

The provision for (benefit from) income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 21% to income before income taxes as a result of the following:

	2021	Percentages
Tax benefit computed at federal statutory rate	$(21,162)	21.00%
State income tax benefit, net of federal benefit	(3,339)	3.31%
Permanent items
Change in fair value of warrant liabilities	7,940	(7.88)%
Incentive stock options	(554)	0.55%
Transaction costs	1,951	(1.94)%
162m limitation	667	(0.66)%
Debt extinguishment	464	(0.46)%
Other adjustments	(10)	0.02%
Valuation allowance	14,043	(13.94)%
Total provision for income taxes	$—	—%

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	2021	2020
Deferred tax assets:
Net operating loss	$15,366	$3,702
Derivative liability	3,421	—
Operating lease liabilities	2,831	2,305
Stock options	472	—
Other	1,418	268
Total deferred tax assets	23,508	6,275
Deferred tax liabilities:
Derivative debt discount	(3,421)	—
Right of use assets	(2,373)	(2,011)
Fixed assets	(119)	(382)
Beneficial conversion feature	—	(331)
Total deferred tax liabilities	(5,913)	(2,724)
Net deferred tax assets	17,595	3,551
Valuation allowance, net	(17,595)	(3,551)
Net deferred tax asset (liability)	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The Company’s federal net operating loss and tax credit carryforward as of December 31, 2021 was $56,674 and has no expiration date. The Company also files in various state jurisdictions and has net operating loss and tax credit carryforwards of $54,976 as of December 31, 2021 that will begin to expire in 2040 if not utilized.

The Company has no uncertain tax positions.

Note 13 – Net Loss per Share

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated below because including them would have had an anti-dilutive effect. The following table summarizes the number of underlying shares outstanding as of December 31, 2021 and 2020. As a result of the Business Combination, the underlying shares have been retroactively restated to give effect to the recapitalization based on the Exchange Ratio.

	As of December 31,
	2021	2020
Convertible notes payable	7,640,261	5,484,330
Outstanding warrants	24,365,730	—
Stock options	3,209,517	3,892,837
Restricted stock units	935,148	—
Common and preferred Series C warrants	—	6,548,395
Total potential anti-dilutive stock	36,150,656	15,925,562

Note 14 – Commitments and Contingencies

The Company is party to minimum purchase commitments with some of its suppliers. If the Company fails to meet the minimum purchase commitments, the Company must pay a penalty. The Company also has other commitments, including marketing and software subscription agreements and equipment leases. The equipment leases included here only relate to leases for which the equipment had not yet been delivered to the Company as of December 31, 2021. Since the Company did not receive the equipment, the related right-of-use asset and lease liability were not recognized as of December 31, 2021. However, the Company was still committed to the financing arrangement. All other financial commitments under leasing arrangements are described in Note 9.

The amounts in the table below represent the Company’s future minimum commitments:

	As of December 31, 2021
	Purchase Commitments	Other	Total
2022	$21,853	$625	$22,478
2023	79,240	590	79,830
2024	57,620	215	57,835
2025	82,000	52	82,052
2026	—	52	52
Thereafter	—	58	58
Total	$240,713	$1,592	$242,305

We are involved in various legal proceedings in the ordinary course of business. The Company records an accrual for legal contingencies when it determines that it is probable that it has incurred a liability and it can reasonably estimate the amount of the loss.

For example, on August 4, 2021, a purported stockholder of the Company filed a putative class action complaint in the Delaware Chancery Court, captioned Delman v. GigCapitalAcquisitions3, LLC, et al. (Case No. 2021-0679) on behalf of a purported class of stockholders. The lawsuit names GigCapitalAcquisitions3, LLC and the Company’s former directors Dr. Katz, Dr. Dinu, and Messrs. Betti-Berutto, Mikulsky, Miotto and Wang, as defendants. The lawsuit alleges that the defendants breached their fiduciary duty stemming from Gig’s merger with Lightning and unjust enrichment of certain of the defendants. The lawsuit seeks, among other relief, unspecified damages, redemption rights, and attorneys’ fees. Neither the Company nor any of our current officers or directors are parties to the lawsuit. The Company’s former directors are subject to certain indemnification obligations of the Company.

In addition, on October 15, 2021, the Company and certain of its officers were named as defendants in a putative securities class action. The action is pending in the U.S. District Court for the District of Colorado, and is captioned Shafer v. Lightning eMotors, Inc., et al., Case No. 1:21-cv02774. The lawsuit alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder for purported false statements regarding the Company’s business operations and financial condition. A related lawsuit captioned Cohen v. Lightning eMotors, Inc., et al., Case No. 1:21-cv-03215, was filed in the United States District Court for the District of Colorado on December 1, 2021.  On December

17, 2021, the Cohen lawsuit was consolidated with the Shafer lawsuit. The consolidated lawsuit seeks damages in an unspecified amount, attorneys’ fees, and other remedies. The Company intends to defend vigorously against such allegations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Change in Certifying Accountant

On May 11, 2021, the Audit Committee of our Board of  Directors approved the appointment of Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm to audit the Company’s financial statements for the year ending December 31, 2021. Prior to that, BPM LLP (“BPM”) served as the independent registered public accounting firm of Gig. Grant Thornton served as the independent registered public accounting firm of Lightning Systems prior to the Business Combination.

Since Lightning Systems was considered the “accounting acquiror” in the Business Combination, BPM was informed on May 11, 2021 that it would be replaced by Grant Thornton as our independent registered public accounting firm following its completion of the review of the 10-Q for the quarter ended March 31, 2021, which consisted only of the accounts of the pre-Business Combination special purpose acquisition company, Gig. BPM’s services to us concluded on May 17, 2021 upon the filing with the SEC of the Form 10-Q for the quarter ended March 31, 2021.

The report of BPM on Gig’s balance sheet as of December 31, 2020 and the statements of operations and comprehensive loss, stockholders’ equity and cash flows for the period from February 3, 2020 (inception) through December 31, 2020 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainties, audit scope or accounting principles, except that such audit report contained an explanatory paragraph in which BPM expressed substantial doubt about the Company’s ability to continue as a going concern.

During the period from February 3, 2020 (inception) through December 31, 2020, and the subsequent interim period through the date of BPM’s dismissal, there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act) between us and BPM on any matter of accounting principles or practices, financial disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BPM, would have caused BPM to make reference to the subject matter of  the disagreements in connection with its reports on our financial statements for such periods.

During the period from February 3, 2020 (inception) through December 31, 2020, and the subsequent interim period through the date of  BPM’s  dismissal, there were no “reportable events” (as defined in  Item 304(a)(1)(v) of Regulation S-K under the Exchange Act).

During the period from February 3, 2020 (inception) through December 31, 2020, and the subsequent interim period through the date of BPM’s dismissal, we did not consult with Grant Thornton regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of Gig or us, and no written report or oral advice was provided that Grant Thornton concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act).

We have provided BPM with a copy of  the foregoing disclosures and have requested that BPM furnish us with a letter addressed to the SEC stating whether it agrees with the statements made by us set forth above. A copy of BPM’s letter, dated May 12, 2021, was attached to the Current Report on Form 8-K filed on May 12, 2021 as Exhibit 16.1.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Based on our management’s evaluations, with participation from our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on May 6, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. Management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Compliance & Disclosure Interpretations, Regulation S-K.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described below, there was no change in our internal control over financial reporting that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses in Internal Control over Financial Reporting

As previously reported within our Registration Statement on Form S-4, in connection with the audit of our financial statements for the year ended December 31, 2020, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. Specifically, we found that we did not have in place an effective control environment with formal policies and procedures to allow for a detailed review of accounting transactions that would identify errors in a timely manner. In addition, due to our small size, we did not have proper segregation of duties in certain areas of the financial reporting process, including but not limited to cash receipts and disbursements, journal entry processing and IT general controls, and did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and financial accounting and reporting requirements.

Management’s Remediation Efforts

To address the material weaknesses described above, we have implemented measures designed to improve our internal control over financial reporting during the year ended December 31, 2021.  These measures included retaining an outside accounting firm to design a formal remediation plan to address the material weaknesses by implementing the following remediation initiatives:

●	Technical Accounting Resources: We made certain personnel changes within our accounting organization including the addition of accounting personnel with technical accounting expertise and public company experience, including hiring of a Vice President of Accounting and Controller, Director of SEC Reporting, and Assistant Controller to provide appropriate technical oversight of accounting transactions. Additionally, we supplemented these technical resources with the engagement of a third-party public accounting firm, and the on-going engagement of a contractor with significant industry technical accounting experience. These technical resources provided functional oversight over the development and implementation of policies and procedures necessary to remediate our material weaknesses.

●	Policies and Procedures: We have developed, documented and implemented policies and procedures designed to improve our internal control over financial reporting. These policies and procedures include:
o	Formalization of the financial close process including balance sheet reconciliation reviews, timely review of journal entries, and other month-end close activities that support prevention and timely detection of error.
o	Development and implementation of policies and procedures related to technical accounting matters including revenue recognition, leases, capital expenditures and inventory, as well as other operational policies and procedures including financial authorization policy and disclosure committee policy.
o	Designed and implemented certain IT general controls that address risks associated with user access and security, and implemented controls related to segregation of duties.
o	Identification, development, and implementation of internal controls related to the policies outlined above.
o	During the fourth quarter of 2021, we began developing a formalized internal control structure including holding stakeholder meetings, developing process flow diagrams, and designing preliminary risk control matrices.
●	Segregation of Duties: We performed remedial actions over segregation of duties conflicts including:
o	Implemented an enterprise resource planning system with journal entry review and approval system controls, and segregation of duties analysis and reporting capabilities.
o	Engaged a third-party public accounting firm to perform a segregation of duties assessment which included: modeling, technical mapping, and analysis and remediation assistance of the key segregation of duties conflicts identified in the assessment.
o	Hired additional employees in our accounting department to better define roles and mitigate segregation of duties conflicts.
o	Redesigned business processes to mitigate segregation of duties conflicts.

As a result of our remediation efforts, we have determined that the material weaknesses described above have been remediated as of December 31, 2021.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Management and Board of Directors

The following persons are our executive officers and directors as of March 14, 2022.

Name	Age	Position
Timothy Reeser	51	Chief Executive Officer and Director
Teresa Covington	58	Chief Financial Officer
Kash Sethi	37	Chief Revenue Officer
Robert Fenwick-Smith	59	Chairperson of the Board of Directors
Bruce Coventry	69	Director
Kenneth Jack	47	Director
Thaddeus Senko	66	Director
Diana Tremblay	62	Director

Executive Officers

Timothy Reeser. Mr. Reeser founded Lightning eMotors (founded under the name Lightning Hybrids in October 2008). Since October 2012, he served as Lightning Systems’ Chief Executive Officer. He continues in this role at Lightning eMotors today and has also served as a member of the Board since the inception of Lightning Hybrids, and now Lightning eMotors, since the closing of the Business Combination. Mr. Reeser has also served as Managing Partner of Aravaipa Ventures from August 2011 to present. From January 2009 through October 2012, Mr. Reeser served as Vice President of CSU Ventures, the tech transfer arm of Colorado State University. Mr. Reeser has been a senior technology executive, entrepreneur and venture investor in the transportation technology, cleantech and software space for over 25 years. He is adept at building international executive management teams and growing companies organically and through mergers and acquisitions. Mr. Reeser received his Bachelors of Science in Mechanical Engineering in 1993 from Colorado State University. Mr. Reeser is qualified to serve on the Board based on his experience as the Chief Executive Officer of Lightning eMotors and his many years of board and corporate technology leadership and entrepreneurship.

Teresa Covington. Ms. Covington has served as Lightning Systems’ Senior Vice President and Chief Financial Officer since January 2021 and continues in those roles at Lightning eMotors. She previously served as the Senior Vice President and Chief Financial Officer of asTech, a cloud-based technology and diagnostic automotive services platform from October 2019 until the end of 2020. From March 2017 through October 2019, Ms. Covington served as the Senior Vice President and Chief Financial Officer of AeroVironment Inc., a technology leader in unmanned systems for defense and commercial markets. She previously served as AeroVironment’s Vice President of Finance from July 2015 to March 2017 and as interim Chief Financial Officer from February 2015 to July 2015. Prior to joining AeroVironment, from August 2000 to May 2011, Ms. Covington served as Senior Vice President and Chief Financial Officer of Line 6, Inc., a global designer and manufacturer of musical instruments that is now part of Yamaha. Ms. Covington earned an MBA from Stanford University Graduate School of Business, an M.S. in electrical engineering from the University of Southern California and a B.S. in electrical engineering from the University of Illinois at Urbana-Champaign.

Kash Sethi. Mr. Sethi has served as Lightning Systems’ Chief Revenue Officer since February 2021 and continues in this role at Lightning eMotors. Prior to that, he served as Vice President of Sales from October 2019 to January 2021 and Director of Sales from February 2017 to October 2019 at Motiv Power Systems, an EV technology provider for commercial vehicles. From October 2015 to February 2017, Mr. Sethi served as National Sales Manager and Head of Sales USA at Siemens Energy’s medium and high voltage electric substation equipment division. Mr. Sethi has earned an MBA from Queen’s University and a B.S. in Electrical Engineering from the University of Windsor.

Non-Employee Directors

Robert Fenwick-Smith. Mr. Fenwick-Smith has served as our Chair of the Board since October 7, 2021. Prior to that, he served as the Co-Chair of the Board. He currently also serves as Chair of the Finance and Investment Committee. From 2010 through the closing of the Business Combination, he served as Lightning Systems’ Chair of the Board of Directors. From February 2020 through December 2020, Mr. Fenwick-Smith served as Lightning Systems’ interim Chief Financial Officer. Mr. Fenwick-Smith founded Aravaipa Ventures in January 2008 and has served as Senior Managing Director of Aravaipa Ventures since its inception. Mr. Fenwick-Smith has served as a member of the Board of Directors of Sionic Energy, Inc., a lithium ion battery technology company, from 2021 to present; Clear Comfort Water, Inc., an industrial water treatment technology company, from 2014 to present; Boulder Industries, Inc., a sustainable rubber and plastic solutions company, from 2014 to present; and Silver Bullet Water Treatment, Inc., a water management company, from 2011 to present. Prior to founding Aravaipa Ventures, Mr. Fenwick-Smith worked in private equity in Europe for 20 years, during which time his primary activity was serving as a founder and Chief Executive Officer of the Romaco Group from 1991 through 2002. Mr. Fenwick-Smith received his Bachelors in Economics from Lausanne University (Switzerland) in 1984 and his MBA from Harvard Business School in 1988. Mr. Fenwick-Smith is qualified to serve as Chair of the Board based on his prior experience as Chair of other companies.

Bruce Coventry. Mr. Coventry has served as a member of our Board since the closing of the Business Combination. Mr. Coventry is currently the Chair of the Nominating and Corporate Governance Committee and a member of the Compensation Committee. Since the first quarter of 2020, Mr. Coventry has served as a senior advisor to GigCapital Global, a leading automotive technology and business advisory board. Mr. Coventry is currently the President of Coventry Consulting Group, an automotive consultancy focused on integrating technology-based startups into the complex processes of Global Automotive OEMs. Between March 2017 and December 2020, Mr. Coventry was Managing Partner of Motormindz, an automotive consulting group. From November 2015 to December 2016, Mr. Coventry was Chief Operating Officer of Android Industries, a private equity owned and world’s largest assembler of automotive complex sub-assemblies and modules. Mr. Coventry has been a member of the Board of Directors of Canada Carbon Inc. (TSX.V: CCB), a natural resources company focused on the acquisition and development of graphite properties throughout Canada, since August 2012. Mr. Coventry also served as Chair of the Board of Directors of TowerSec Inc., an automotive cybersecurity software company that is a leading global solution vendor, specializing in delivering on-board cyber security software products to OEMs, suppliers and the aftermarket telematics manufacturers, beginning in August 2013 until the company’s acquisition by Harman International Industries, Incorporated (at the time, a NYSE listed company) in March 2016. Mr. Coventry also currently serves on the Board of Trustees of Kettering University (formerly General Motors Institute), a position that he has held since 2001. Mr. Coventry has also run a Global Engine Joint Venture initiative for Chrysler, Hyundai and Mitsubishi, and previously served as President of Chrysler’s Global Electric Motorcar. Mr. Coventry holds a Bachelor of Industrial Administration Degree from Kettering University and an MBA from Michigan State University. Mr. Coventry is qualified to serve on the Board based on his broad business experience including his extensive experience in automotive product development, manufacturing, engineering, operations and supply chain management.

Kenneth P. Jack. Mr. Jack has served as a member of our Board since October 2021. Mr. Jack is currently a member of the Audit Committee and the Nominating and Corporate Governance Committee. Since 2011, Mr. Jack has served as Vice President of Verizon Communications Inc., leading fleet, mobility and supporting logistical services across the United States for its wholly-owned subsidiaries. From 2006 through 2011, Mr. Jack served as General Manager of Consolidated Edison, Inc., where he was responsible for the acquisition, maintenance and operation of the specialized fleet of equipment operated by its wholly owned subsidiaries, Consolidated Edison Co. of New York and Orange & Rockland Utilities, as well as general management of its shared-services organization. From 1994 through 2006, Mr. Jack held various positions relating to maintenance, supply chain and utility infrastructure planning. Mr. Jack received his Bachelors in Mechanical Engineering from New York University in 1999 and his MBA from Columbia University in 2012. Mr. Jack is qualified to serve on the Board based on his 27 years of experience in the management of large fleets, including maintenance, engineering and product evaluation and operational considerations, which provides the customer’s perspective to the Board.

Thaddeus Senko. Mr. Senko has served as a member of our Board since the closing of the Business Combination. Mr. Senko is currently the Chair of the Audit Committee and a member of the Compensation Committee and Finance and Investment Committee. Since 2018, Mr. Senko has served as a member of Autoliv Inc.’s (NYSE:ALV), a supplier of automotive safety systems, Board of Directors, serving as Chair of the Audit Committee. In August 2021, Mr. Senko joined the Board of Directors, serving as Chair of the Audit Committee, of USA Rare Earth LLC, a private company. Mr. Senko previously served as a partner at KPMG LLP, providing enterprise risk management, compliance and audit services to various public companies. At KPMG, he served as Audit Partner and SEC Reviewing Partner for eight years, Chief Audit Executive for four years, Global and National Partner in Charge of Internal Audit, Risk & Compliance Services for eight years, Global Engagement Partner and Client Services Partner for seven years and Global Leader of the ESG practice for two years. Mr. Senko’s overall career at KPMG spanned 39 years. Previously, Mr. Senko served on the Board of Directors of Duquesne University, a private university with approximately 10,000 students, from 2007 to 2016, chairing the Audit and Finance Committee and serving on the Executive and University Advancement Committee. Mr. Senko continues to serve on the university’s Business Advisory Council. He is deemed by our Board to be an “Audit Committee financial expert” under SEC rules. Mr. Senko received a bachelor’s degree in business administration from Duquesne University. Mr. Senko is qualified to serve on the Board based on his experience as a director to private and public companies and his experience in the automotive industry.

Diana Tremblay. Ms. Tremblay has served as a member of our Board since the closing of the Business Combination and was appointed Lead Independent Director in June 2021. Ms. Tremblay is also the Chair of the Compensation Committee and a member of the Audit Committee and the Nominating and Corporate Governance Committee. Ms. Tremblay also serves on the Board of Directors of Itron, Inc. (Nasdaq:ITRI). Ms. Tremblay retired from General Motors Company, a multinational motor vehicle manufacturer and distributor (NYSE:GM), in September 2017. She had been with GM since 1977, and during her tenure, she held a variety of positions in engineering, manufacturing and labor relations, including direct operational responsibility for over 50,000 employees. From July 2013 until her retirement, Ms. Tremblay served as Vice President of Global Business Services, where she was charged with streamlining administrative processes around the world to improve service quality, reduce complexity, and achieve cost efficiencies in such areas as finance, human resources, real estate, purchasing, asset management and master data. From December 2009 to July 2013, Ms. Tremblay held the position of Vice President of Manufacturing at GM. She has a Bachelor of Industrial Administration Degree from Kettering University (formerly General Motors Institute) and a Master of Science in Management Degree from Massachusetts Institute of Technology. Ms. Tremblay is qualified to serve on the Board based on her broad business experience that includes her previous roles at GM as an engineer, plant manager, head of manufacturing and lead labor relations negotiator, which together with her knowledge of business services and global manufacturing processes, provide additional international, administrative and manufacturing perspectives to the Board.

Involvement in Legal Proceedings

We are not aware of any of our directors or executive officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Changes to Security Holder Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board.

Audit Committee and Audit Committee Financial Expert

Our Board has a standing Audit Committee, which currently consists of Mr. Senko, Ms. Tremblay and Mr. Jack, each of whom qualifies as an independent director according to the rules and regulations of the SEC and NYSE with respect to Audit Committee membership. Mr. Senko serves as Chair of our Audit Committee. Each member of the Audit Committee is financially literate and our Board has determined that Mr. Senko qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such reports furnished to the Company and written representations that no other reports were required, we believe that all reporting requirements for the fiscal year ended December 31, 2021 were complied with by the officers, directors and security holders required to file such reports, with the exception of the following: Timothy Reeser filed a late Form 4 on July 15, 2021 relating to the acquisition of common stock; Thaddeus Senko filed a late Form 4 on July 15, 2021 relating to two acquisitions of common stock; Robert Fenwick-Smith filed a late Form 4 on July 15, 2021 relating to two acquisitions of common stock; and Kash Sethi filed a late Form 3 on July 16, 2021 relating to options to receive common stock and a late Form 4 on July 16, 2021 relating to the acquisition of common stock.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics is available free of charge through our website at www.lightningemotors.com. We intend to post on our website all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics.

Item 11. Executive Compensation

Summary Compensation Table

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies. In 2021, our “named executive officers” and their positions were as follows:

●	Tim Reeser, Chief Executive Officer;
●	Teresa Covington, Chief Financial Officer; and
●	Kash Sethi, Chief Revenue Officer

Background

On December 31, 2019, in connection with the conversion of Lightning Systems, Inc. (our predecessor entity, “Lightning Systems”) from a limited liability company into a C-corporation, Lightning Systems converted all of its outstanding profits interests into stock options on a one-to-one basis with each stock option bearing the right to purchase one share of Lightning Systems common stock at an exercise price of $0.05. We subsequently consummated a business combination with Lightning Systems on May 6, 2021, pursuant to which Lightning Systems continued as the surviving company and changed its name to Lighting eMotors, Inc., as described elsewhere in this Annual Report on Form 10-K (the “Business Combination”). In connection with the Business Combination, stock options to purchase shares of Lightning Systems common stock were converted into stock options for shares of Lightning eMotors common stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Business Combination, after giving effect to a conversion ratio of approximately 0.9406. The numbers presented in the tables and narrative summaries included in this “Executive Compensation” section are presented on an as-converted basis.

						Non-equity
						Incentive
				Stock	Stock	Plan	All Other
		Salary	Bonus	Awards	Options	Compensation	Compensation	Total
Name and principal position	Year	($) (1)	($) (2)	($) (3)	($) (3)	($) (4)	($) (5)	($)
Tim Reeser	2021	$390,385	$300,000	$1,250,001	$1,310,807	—	$11,635	$3,262,828
Chief Executive Officer	2020	207,692	—	―	120,000	—	8,308	336,000
Teresa Covington	2021	343,269	120,000	600,001	440,159	—	10,864	1,514,293
Chief Financial Officer	2020	—	—	―	―	—	―	—
Kash Sethi	2021	230,000	—	400,003	220,080	—	84	850,167
Chief Revenue Officer	2020	—	—	—	—	—	―	—
(1)	Following the Business Combination, the Board approved an increase in Mr. Reeser’s annual salary, effective as of May 9, 2021, from $207,692 to $500,000.
(2)	Amounts reported for Ms. Covington in this column include $70,000 of Ms. Covington’s annual target bonus amount under the 2021 bonus program, which minimum amount the Company had committed to pay pursuant to Ms. Covington’s offer letter. Amounts reported in this column for Mr. Reeser and Ms. Covington also include transaction bonuses of $300,000 and $50,000, respectively, approved in connection with the Business Combination. See the section entitled — “Annual Bonuses” below for further description of such bonuses.
(3)	The amounts in this column represent the aggregate grant-date fair value of options and other stock-based awards granted to each named executive officer, computed in accordance with the FASB’s ASC Topic 718. See Note 11 to the Consolidated Financial Statements for a discussion of the assumptions made in determining the grant-date fair value of these awards.
(4)	No amounts were earned by our named executive officers under the Company’s 2021 Annual Bonus program except as noted for Ms. Covington pursuant to footnote 2.
(5)	All other compensation for 2021 consists of (i) 401(k) employer-matching contributions, (ii) company-paid excess disability insurance premiums and (iii) company-paid life insurance premiums. 401(k) employer-matching contributions for 2021 were $11,600 for Mr. Reeser and $10,756 for Ms. Covington.

Narrative Disclosure to Summary Compensation Table

For 2021, the compensation program for the named executive officers consisted of base salary and incentive compensation delivered in the form of annual bonuses and equity awards.

The Company strives to provide compensation to its executive officers that is:

●	linked to stockholder value creation,
●	reflective of the overall performance of the Company, and
●	considerate of the competitive market levels of compensation needed to recruit, retain and motivate top executive talent, while remaining consistent with the other objectives.

Our Compensation Committee reinforces our philosophy of a “pay for performance culture” by making the majority of our named executive officers’ 2021 pay contingent on the achievement of specified goals under our annual bonus program and/or linked to our stock price performance through time-based equity awards. In 2021, 86% of our Chief Executive Officer’s total target compensation was variable, and over 74% of our other named executive officer’s target compensation was variable. For the purposes of these calculations, variable compensation consists of the 2021 Annual Bonus at target and the grant date fair value of annual equity grants made in 2021, as reported in the Summary Compensation Table.

Base Salary

Base salary for 2021 was set at a level that was intended to be commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance. Ms. Covington began as Chief Financial Officer on January 4, 2021, and her base salary is $350,000. Mr. Sethi began as Chief Revenue Officer on February 8, 2021, and his base salary is $260,000. Following the Business Combination, the Board approved an increase in Mr. Reeser’s annual salary, effective as of May 9, 2021, from $207,692 to $500,000.

Annual Bonus

For 2021, we adopted an annual bonus incentive program for our employees, including our named executive officers. Bonuses payable to the named executive officers were subject to achievement of certain Company revenue and profitability metrics. Under the 2021 Annual Bonus, the target bonus amount for Mr. Reeser was 80% of his base salary, and the target bonus amount for each of Ms. Covington and Mr, Sethi was 40% of their respective base salaries. Pursuant to her offer letter, the Company committed to provide Ms. Covington a minimum annual bonus for 2021 of 50% of her target bonus amount. In the event of over-achievement, each such named executive officer was eligible to earn 150% of his or her target bonus. No amounts were earned by our named executive officers under the 2021 Annual Bonus program except as noted for Ms. Covington.

On June 16, 2021, the Board also approved the payment in cash of special transaction bonuses in recognition of the closing of the Business Combination, in the amount of $300,000 for Mr. Reeser and $50,000 for Ms. Covington.

Lightning eMotors, Inc. 2021 Equity Incentive Plan

Under the 2021 Plan, which became effective upon the closing of the Business Combination and is a successor to our 2019 Plan, we use equity-based awards to reward long-term performance of the named executive officers. We believe that providing a meaningful portion of the total compensation package in the form of equity-based awards will align the incentives of our named executive officers with the interests of our stockholders and serve to motivate and retain the individual named executive officers.

The 2021 Plan allows the Company to grant restricted stock unit awards, stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, performance shares, performance units, cash-based awards and other stock-based awards at levels determined appropriate by the Board or Compensation Committee. The 2021 Plan allows the Company to utilize a broad array of equity and cash incentives in order to secure and retain the services of its employees, directors, consultants and advisors and to provide long-term incentives that align the financial interests of our employees, consultants and directors with the financial interests of our stockholders.

Awards Granted

In February 2021, we granted Ms. Covington and Mr. Sethi options that generally vest over a four-year period, subject to continued employment. In July 2021, we granted Mr. Reeser options that generally vest over four-year periods and Ms. Covington and Mr. Sethi RSUs that generally vest over a three-year period, subject to continued employment. Equity awards held by our named executive officers may vest earlier upon certain qualifying terminations of employment. See the section entitled “Employment Agreements” below.

			Vesting
	RSUs	Options	Commencement	Vesting
Name	Granted	Granted	Date	Schedule
Tim Reeser	—	447,067	5/6/2021	(1)
	178,827	—	5/6/2021	(2)
Teresa Covington	—	121,760	2/24/2021	(3)
	85,837	—	1/4/2021	(4)
Kash Sethi	—	60,880	2/24/2021	(3)
	57,225	—	5/20/2021	(5)

(1)	Subject to continued service, the options vest as follows: 1/4 will vest on each of May 6, 2022, May 6, 2023, May 6, 2024 and May 6, 2025.
(2)	Subject to continued service, the RSUs vest as follows: 1/4 will vest on each of May 6, 2022, May 6, 2023, May 6, 2024 and May 6, 2025.
(3)	Subject to continued service, the options vest as follows: 1/3 will vest on each of February 24, 2022, February 24, 2023 and February 24, 2024.
(4)	Subject to continued service, the RSUs vest as follows: 1/3 on January 4, 2022 and the remaining 2/3 will vest in eight quarterly installments thereafter, beginning on April 4, 2022 and ending on January 4, 2024.
(5)	Subject to continued service, the RSUs vest as follows: 1/3 will vest on May 20, 2022 and the remaining 2/3 will vest in eight quarterly installments thereafter, beginning on August 20, 2022 and ending on May 20, 2024.

Outstanding Equity Awards

The following table provides information about the outstanding equity awards held by the named executive officers as of December 31, 2021.

	Option Awards						Stock Awards
		Number of	Number of				Number of		Market
		Securities	Securities				Shares or		Value of
		Underlying	Underlying				Units of		Shares or
		Unexercised	Unexercised		Option		Stock That		Units of Stock That
		Options	Options		Exercise	Option	Have Not		Have Not
	Grant	(#)	(#)		Price	Expiration	Vested		Vested
Name	Date	Exercisable	Unexercisable		($)	Date	(#)		($) (1)
Tim Reeser	7/13/2021	—	—		$—		178,827	(2)	$1,074,750
	7/13/2021	—	447,067	(2)	$6.99	7/13/2031	—		$—
	8/24/2020	138,149	96,999	(3)	$0.58	8/24/2030	—		$—
	12/31/2019	470,295	376,237	(4)	$0.05	12/31/2029	—		$—
Teresa Covington	7/13/2021	—	—		$—		85,837	(6)	$515,880
	2/24/2021	—	121,760	(5)	$6.57	2/24/2031	—		$—
Kash Sethi	7/13/2021	—	—		$—		57,225	(7)	$343,922
	2/24/2021	—	60,880	(5)	$6.57	2/24/2031	—		$—
(1)	The market value of RSUs that have not vested was determined by multiplying the closing price of a share of our common stock on the NYSE for December 31, 2021 ($6.01), by the number of RSUs shown.
(2)	Such awards vest in four ratable installments on May 6, 2022, May 6, 2023, May 6, 2024 and May 6, 2025, subject to continued employment.
(3)	Such awards vest in quarterly ratable installments over the four years following the date of grant, subject to continued employment; provided that 82,302 options vested immediately prior to the closing of the Business Combination.
(4)	Such awards vest in two ratable installments on October 1, 2022 and October 1, 2023, subject to continued employment.
(5)	Such awards vest in three ratable installments on February 24, 2022, February 24, 2023 and February 24, 2024, subject to continued employment.
(6)	Such awards vest 1/3 on January 4, 2022 and the remaining 2/3 vests in eight quarterly installments thereafter, beginning on April 4, 2022 and ending on January 4, 2024, subject to continued employment.
(7)	Such awards vest 1/3 on May 20, 2022 and the remaining 2/3 vests in eight quarterly installments thereafter, beginning on August 20, 2022 and ending on May 20, 2024, subject to continued employment.

Employment Agreements

We have entered into employment agreements with each of our named executive officers, that provide for severance payments and benefits in the event of such named executive officer’s qualifying termination (the “Employment Agreements”).

Chief Executive Officer

The Employment Agreement with Mr. Reeser provides that upon a termination of his employment by us without “cause” or by Mr. Reeser for “good reason” (each as defined therein) outside of the twelve (12) month period immediately following a change in control, Mr. Reeser will receive the following severance payments, subject to his execution and non-revocation of a general release of claims in favor of us: (i) the continuation of his then-current base salary for twelve (12) months; (ii) a lump sum payment equal to his target annual bonus for the year of termination; (iii) a pro-rata portion of his annual bonus based on actual performance for the year of termination, payable at the time annual bonuses are paid to our other executives; and (iv) the reimbursement of his COBRA premiums for twelve (12) months. Upon a termination of his employment by us without “cause” or by Mr. Reeser for “good reason” within the twelve (12) month period immediately following a change in control, in lieu of the foregoing, Mr. Reeser will receive the following severance payments, subject to his execution and non-revocation of a general release of claims in favor of us: (i) a lump-sum payment equal to twenty-four (24) months of his then-current base salary; (ii) a lump-sum payment equal to two times (2x) his then-current annual bonus, payable at 100% of target; (iii) the reimbursement of his COBRA premiums for twenty-four (24) months; and (iv) the acceleration of each of his then-unvested equity awards. In the event of Mr. Reeser’s termination due to his disability, he would be entitled to receive a pro-rated annual bonus for the year of termination.

Other Named Executive Officers

The Employment Agreements with each of Ms. Covington and Mr. Sethi provide that upon a termination of the executive’s employment by us without “cause” or by the executive for “good reason” (each as defined therein), the executive will receive the following severance payments and benefits, subject to his or her execution and non-revocation of a general release of claims in favor of us: (i) an amount equal to six (6) months of the executive’s then-current base salary and target bonus in the case of Ms. Covington, and three (3) months of base salary and target bonus in the case of Mr. Sethi;  (ii) a pro-rata portion of the executive’s target bonus for the year of termination; and (iii) the reimbursement of the employer portion of the executive’s COBRA premiums for six (6) months in the case of Ms. Covington and three (3) months in the case of Mr. Sethi.  In addition, the executive’s new hire stock option awards will vest in full; provided that if the termination occurs within three (3) months preceding a change in control or twelve (12) months following a change in control, all of the executive’s equity awards will vest in full. In each case, all of such executive’s vested stock options will remain exercisable for six (6) months following the date of termination of service (or if earlier, the expiration of the options’ original term).

In the event of the executive’s termination due to death or disability, (x) the executive (or his or her estate) will receive a pro-rata portion of his or her target bonus for the year of termination, (y) all of the executive’s equity awards will become fully vested and (z) all of such executive’s vested stock options will remain exercisable for one year following such date (or if earlier, the expiration of the options’ original term).  In the event of the executive’s  termination due to disability, in addition to the benefits described in the preceding sentence, the executive will receive an amount equal to six (6) months of the executive’s base salary in the case of Ms. Covington and three (3) months of the executive’s base salary in the case of Mr. Sethi.

Other Compensation

Except as noted below, for fiscal year 2021, the executive officers were eligible to participate in health and welfare benefits on the same basis as employees generally. We also paid the premiums for excess disability insurance for our executive officers. These benefits are designed to attract and retain a skilled workforce in a competitive marketplace. These benefits also help ensure that the Company has a healthy and focused workforce through reliable and competitive health and other personal benefits. These benefits were considered in relation to the total compensation package but did not materially impact decisions regarding other elements of executive officer compensation.

All U.S. employees of the Company including the executive officers are eligible to participate in the Company’s safe harbor 401(k) savings plan and are eligible to receive matching contributions from the Company of one hundred percent (100%) of the first three percent (3%) and fifty percent (50%) of the next two percent (2%) of compensation contributed to the plan by the employee.

The Company did not provide employees, including its named executive officers, any other retirement benefits, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans and non-qualified defined contribution plans.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code defines a federal income tax deduction for certain compensation in excess of $1,000,000 per year paid to the chief executive officer, the chief financial officer, and the three other most highly paid executive officers of a publicly traded corporation and anyone previously subject to Section 162(m). We consider the tax impact of our compensation arrangements as one factor, among others, in evaluating and determining the structure, implementation and amount of awards paid to our executive officers. However, to retain highly skilled executives and remain competitive with other employers, the Compensation Committee may authorize compensation that would not be deductible under Section 162(m) or otherwise if it determines that such compensation is in the best interests of the Company and our stockholders, and maintaining tax deductibility will not be the sole consideration taken into account in determining what compensation arrangements are in our and our stockholders’ best interests. The right to grant compensation that is not deductible is expressly reserved, and we may do so.

2022 Short-Term Incentive Plan

In March 2022, the Compensation Committee adopted the 2022 Short-Term Incentive Plan, which sets forth the administrative terms and conditions for the annual bonus incentive program for the year ending December 31, 2022, for our employees, including our named executive officers. Bonuses payable to our named executive officers are subject to the achievement of certain Company performance metrics for the year ending December 31, 2022, as may be determined by our Compensation Committee in its discretion based on the Company annual operating plan for the year ending December 31, 2022. Under the 2022 Short-Term Incentive Plan, participants are granted an annual bonus award based on a percentage of base salary.  The bonus award generally pays out 50% for threshold performance, 100% for target performance and 150% for stretch performance, as determined by our Compensation Committee.  In general, a participant must be actively employed on the date annual bonuses are paid in order to earn and be paid an annual bonus, except in the case of retirement, in which case the participant may be eligible to receive a pro rata annual bonus payment.

Director Compensation

Prior to the Business Combination, in February 2021, Lightning Systems awarded Mr. Morrison stock options to purchase 51,733 shares of Lightning Systems common stock. All such options vested in full upon the consummation of the Business Combination, and Mr. Morrison did not continue as a director following the Business Combination. In June 2021, the Board also approved the payment in cash of a special transaction bonus of $50,000 to Mr. Fenwick-Smith in recognition of his role as our interim Chief Financial Officer from February to December 2020.

Following the Business Combination, in June 2021, the Board approved the following director compensation for directors other than Mr. Reeser and Dr. Meghan Sharp: (i) that the members of the Board be paid $50,000 annually; (ii) that the Chair of the Board be paid an additional $50,000 annually; (iii) that the Lead Independent Director be paid an additional $25,000 per year; (iv) that members of the Audit Committee be paid an additional $10,000 annually and that the chair of the Audit Committee be paid an additional $10,000 annually on top of the committee membership payment; (v) that members of the Compensation Committee be paid an additional $7,500 annually and that the chair of the Compensation Committee be paid an additional $7,500 annually on top of the committee membership payment; and (vi) that members of the Nominating and Corporate Governance Committee be paid an additional $5,000 annually and that the chair of the Nominating and Corporate Governance Committee be paid an additional $5,000 annually on top of the committee membership payment. In November 2021, the Board approved the formation of the Finance and Investment Committee and determined that members of that committee be paid an additional $7,500 annually and that the chair of the Finance and Investment Committee be paid an additional $7,500 annually in addition to the committee membership payment.

On July 13, 2021, each member of the Board, excluding Mr. Reeser and Dr. Sharp, received two RSU grants of 17,167 shares, for a cumulative of 34,334 shares. The first grant of RSUs generally vest in three annual installments through May 2024. The second grant of RSUs generally vest in quarterly installments through May 2022, provided that awards granted to each of Messrs. Katz, Miotto and Dinu vested in full on the day prior to the Company’s  Annual Meeting of Shareholders in October 2021. Messrs. Katz, Miotto and Dinu did not stand for re-election at the 2021 Annual Meeting of Shareholders.

In addition, in connection with his appointment to the Board on October 7, 2021, Kenneth P. Jack received (i) an RSU grant covering 10,344 shares, vesting in three annual installments and (ii) an RSU grant covering 8,332 shares vesting in quarterly installments through May 2022.

The table below shows the amounts earned by any person who served as a non-employee director during 2021.

				Non-equity
				Incentive
	Fees Earned	Stock	Stock	Plan	All Other
	Paid in Cash	Awards	Options	Compensation	Compensation		Total
	($)	($) (1)(2)	($) (1)(2)	($)	($)		($)
Bruce Coventry	$40,385	$239,995	$—	—	$—		$280,380
Robert Fenwick-Smith	64,615	239,995	—	—	50,000	(4)	354,610
Avi Katz	39,615	239,995	—	—	—		279,610
Kenneth Jack	15,190	148,101	—	—	—		163,291
Neil Miotto	27,731	239,995	—	—	—		267,726
Heath Morrison	—	—	175,349	—	—		175,349
Raluca Dinu	19,808	239,995	—	—	—		259,803
Thaddeus Senko	50,077	239,995	—	—	—		290,072
Meghan Sharp (3)	—	—	—	—	—		—
Diana Tremblay	64,615	239,995	—	—	—		304,610
(1)	The amounts in this column represent the aggregate grant-date fair value of RSU and options awards, computed in accordance with the FASB’s ASC Topic 718. See Note 11 to the Consolidated Financial Statements for a discussion of the assumptions made in determining the grant date fair value of these awards.
(2)	The table below shows the aggregate numbers of option awards (exercisable and unexercisable) and RSUs held as of December 31, 2021 by each non-employee director who was serving as of December 31, 2021.

	Options	RSUs
	Outstanding	Outstanding
Bruce Coventry	—	25,750
Robert Fenwick-Smith	235,148	25,750
Avi Katz	—	—
Kenneth Jack	—	15,899
Neil Miotto	—	—
Heath Morrison	—	—
Raluca Dinu	—	—
Thaddeus Senko	—	25,750
Meghan Sharp	—	—
Diana Tremblay	—	25,750
(3)	Dr. Sharp, who is affiliated with BP Technology Ventures, Inc., did not receive compensation for her services on the Board.
(4)	Consists of transaction bonus paid to Mr. Fenwick-Smith in recognition of the closing of the Business Combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2021 with respect to shares of our Common Stock that may be issued under our existing equity incentive plans.

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights (1)	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	4,144,665	$1.66	12,553,112
Equity compensation plans not approved by security holders	—	—	—
Total	4,144,665	$1.66	12,553,112
(1)	The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account restricted stock units, which have no exercise price.
(2)	Includes the 2019 Plan and the 2021 Plan, which replaced the 2019 Plan, although awards granted under the 2019 Plan remain outstanding and continue to be subject to its terms. Our 2021 Plan provides that on the first day of each fiscal year, the number of shares available for issuance thereunder is automatically increased by a number equal to the lesser of (i) five percent (5.0%) of the aggregate number of shares of common stock outstanding on December 31st of the preceding fiscal year, or (ii) such other amount as may be determined by our Board. On January 1, 2022, the number of shares available for issuance under our 2021 Plan increased by 3,753,132 shares, pursuant to this provision. This increase is not reflected in the table above.

BENEFICIAL OWNERSHIP OF SECURITIES

The following table sets forth information regarding the beneficial ownership of shares of our Common Stock as of March 14, 2022 by:

(i)	each of our directors and named executive officers;
(ii)	all executive officers and directors of the Company as a group;
(iii)	each person or group, to the knowledge of the Company, who owns beneficially more than 5% of our Common Stock.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of March 14, 2022. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable. Common Stock subject to options currently exercisable or exercisable within 60 days of March 14, 2022 is deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group of which the holder is a member but is not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of Common Stock or warrants beneficially owned by them.

	As of March 14, 2022
	Number of	Approximate
	Shares	%
Name and Address of Beneficial
Owner (1)
BP Technology Ventures Inc. / BP Lubricants USA Inc. (2)	22,925,496	30.5%
Rosella Holdings Ltd. (3)	11,170,688	14.9%
GigAcquisitions3, LLC (4)	4,985,000	6.6%
Ionic Capital Management, LLC (5)	4,743,912	6.3%
Timothy Reeser (6)	2,068,976	2.7%
Robert Fenwick-Smith (7)	756,500	1.0%
Teresa Covington (8)	126,423	*
Kash Sethi (9)	77,518	*
Bruce Coventry	34,334	*
Thaddeus Senko	34,334	*
Diana Tremblay	34,334	*
Kenneth Jack	18,676	*
All directors and officers as a group (8 individuals) (10)	3,151,095	4.1%
*	Less than one percent.
(1)	Unless otherwise indicated, the business address for each of the individuals is c/o Lightning eMotors, Inc., 815 14th Street SW, Suite A100, Loveland, CO 80305.
(2)	According to a Schedule 13D filed with the SEC on May 6, 2021, 22,925,496 shares of Common Stock are held by BP Technology Ventures Inc., an investment holding vehicle incorporated in Guernsey. BP Technology Ventures Inc. is owned 100% by BP Corporation North America Inc., which is owned 100% by BP America Inc., which is owned 100% by BP America Ltd., which is owned 100% by BP Holdings North America Ltd., which is owned 100% by BP P.L.C. The address for BP Technology Ventures Inc. is 501 Westlake Park Blvd., Houston, TX 77079.
(3)	Accordig to a Form 13G filed with the SEC on May 6, 2021, 11,170,688 shares of Common Stock are held by Rosella Holdings Limited, an investment holding vehicle incorporated in Guernsey. The shareholders and members of the board of directors of Rosella Holdings Limited are International Company Management Limited and Portman Welbeck Limited, both of which are wholly owned by the administrator Rawlinson and Hunter Limited and hold their interest in Rosella Holdings Limited as nominees for the Trustees of three Guernsey discretionary trusts, each of which beneficially own one third of Rosella Holdings Limited. In addition, Rosella Holdings Limited owns an indirect and non-controlling interest in Aravaipa Ventures. The address for Rosella Holdings Limited is Trafalgar Court, 3rd Floor, West Wing, Les Banques, St. Peter Port, Guernsey, GYI 2JA.
(4)	The address for GigAcquisitions3, LLC is 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303.
(5)	According to a Form 13G filed with the SEC on February 10, 2022, 4,743,912 shares of Common Stock are held by Ionic Capital Management LLC, an investment advisor incorporated in Delaware. The address for Ionic Capital Management is 475 Fifth Avenue, 9th Floor, New York, New York 10017.
(6)	Consists of (i) 1,305,630 shares of Common Stock, (ii) 49,318 shares of Common Stock held by Mr. Reeser’s spouse and (iii) 714,028 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of March 14, 2022.
(7)	Consists of (i) 609,533 shares of Common Stock (ii) and 146,967 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of March 14, 2022.
(8)	Consists of (i) 85,837 shares of Common Stock and (ii) 40,586 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of March 14, 2022.
(9)	Consists of (i) 57,225 shares of Common Stock and (ii) 20,293 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of March 14, 2022.

(10)	Consists of (i) 2,229,221 shares of Common Stock held by our current executive officers and directors and (ii) 921,874 shares of Common Stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of March 14, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Initial Stockholder Shares

During the period from February 3, 2020 (date of inception of Gig) to February 14, 2020, GigAcquisiions3, LLC (the “Sponsor”) purchased 5,735,000 initial shares of Common Stock for an aggregate purchase price of $25,000, or $0.0044 per share. The Sponsor also issued 5,000 shares of Common Stock, solely in consideration of future services, to two of our former directors, Mr. Wang and Mr. Betti-Berutto, and our former Chief Financial Officer, Mr. Weightman, pursuant to Insider Shares Grant Agreements dated May 13, 2020 between Gig and each of these individuals, for an aggregate issuance of 15,000 shares of Common Stock (“Insider Shares”). The Insider Shares were subject to forfeiture if an individual resigned or his services were terminated for cause prior to the completion of the Business Combination. The Sponsor forfeited 750,000 shares because the over-allotment option was not exercised by the underwriters of Gig’s initial public offering (the “IPO”).

Private Placement

The Sponsor and Nomura Securities International, Inc., Oppenheimer & Co. Inc. and Odeon Capital Group LLC (together, the “IPO Underwriters”) purchased from Gig an aggregate of 650,000 and 243,479 units, respectively, at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the closing of  the IPO. Each unit consisted of one share of our Common Stock and three-fourths of a private placement warrant. Each whole warrant will be exercisable at a price of $11.50 per share, and the exercise price of the warrants may be adjusted in certain circumstances.

No fractional shares will be issued upon exercise of the warrants. If, upon exercise of a warrant, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Common Stock to be issued to the holder. Each private placement warrant became exercisable on June 5, 2021 and will expire five years after the Closing of the Business Combination or earlier upon redemption or liquidation. The private placement warrants will be exercisable for cash (even if a registration statement covering the issuance of the warrant shares issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the Sponsor or its affiliates.

Unlike the public warrants included in the units sold in the IPO, if held by the original holder or its permitted transferees, the warrants included in the private placement units are not redeemable by us.

Also, unlike the public warrants included in the units sold in the IPO, if held by the original holder or its permitted transferees, the warrants included in the private placement units, subject to certain limited exceptions, will be subject to transfer restrictions until one year following the Closing of the Business Combination. If the warrants included in the private placement units are held by holders other than the initial holders or their permitted transferees, the warrants included in the private placement units will be redeemable by us and exercisable by holders on the same basis as the warrants included in the IPO.

Sponsor Promissory Note

Gig entered into a promissory note agreement with the Sponsor under which $100,000 was loaned to Gig for the payment of expenses related to the IPO. The promissory note was non-interest bearing, unsecured and was repaid in full on May 18, 2020.

Lock-up Agreements

Subject to certain limited exceptions, the Sponsor, the IPO Underwriters and certain insiders have agreed not to transfer, assign or sell any of their respective insider shares until the earlier of (A) 12 months after the closing of the Business Combination or (B) the date on which, subsequent to the Business Combination, (x) the last sale price of the Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property (the “Lock-up Period”). Also, subject to certain limited exceptions, the Sponsor and IPO Underwriters have agreed not to transfer, assign or sell any of their respective private placement units or initial shares (including shares or other securities underlying the private placement units) that they may hold until the date that is (i) in the case of the initial shares acquired by the Sponsor on February 14, 2020, the end of the Lock-up Period and (ii) in the case of the private placement units and initial shares or other securities underlying such private placement units, until June 5, 2021. Notwithstanding the foregoing, during their respective lock-up periods, the initial stockholders may transfer, assign or sell any of the aforenamed securities (1) among the Sponsor and its affiliates, to its executive officers or directors, or to any affiliate or family member of any of its executive officers or directors, (2) in the case of an entity, as a distribution to its partners, stockholders or members upon its liquidation, (3) in the case of an individual, (i) by bona fide gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization, (ii) by virtue of the laws of descent and distribution upon death of such person, (iii) pursuant to a qualified domestic relations order, (4) by certain pledges to secure obligations incurred in connection with purchases of our securities, (5) through private sales or transfers made in connection with the consummation of the Business Combination at prices no greater than the price at which such securities were originally purchased, (6) in the case of an underwriter of the IPO, to such underwriter’s affiliates or any entity controlled by such underwriter or (7) to us for no value for cancellation in connection with the consummation of the Business Combination; provided, that, in each such case (except clause (7)), these permitted transferees shall enter into a written agreement with us agreeing to be bound by the transfer restrictions agreed to by the original  holder in connection with the purchase of the securities being transferred.

Registration Rights Agreement

On May 13, 2020, Gig entered into a Registration Rights Agreement with the Sponsor, the IPO Underwriters and certain holders as defined therein. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act of 1933, as amended. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. We will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the Registration Rights Agreement.

Convertible Notes

In February 2020, Lightning Systems borrowed $3.0 million in the aggregate under two convertible note payable agreements ($1.8 million from BP Technology Ventures Inc. and $1.2 million from Rosella Holdings Limited). These convertible notes bore interest at 8% and were subject to certain covenants. In May 2020, these notes were subject to a mandatory redemption in connection with a qualified equity offering of $3.0 million by Lightning Systems, resulting in a conversion into 2,118,819 Lightning Systems Series C preferred shares at a weighted average conversion price of $1.42 per share. In connection with the redemption, Lightning Systems issued short and long-term warrants, exercisable into 3,614,457 and 831,326 Lightning Systems Series C preferred shares, respectively, at the conversion price of $1.66 per share. As a result of the Business Combination, the warrants were converted to Common Stock based on the exchange ratio of approximately 0.9406 shares.

In August and September 2020, Lightning Systems borrowed approximately $9.7 million in the aggregate under convertible note purchase agreements, including $1.65 million from BP Technology Ventures Inc. and $500,000 from an affiliate of Rosella Holdings Limited. These convertible notes bore interest at 8%. Interest was payable monthly, with principal and unpaid interest due June 30, 2021. The notes were convertible into 5,830,723 shares of Lightning Systems

Series C preferred shares at the conversion price of $1.66 per share. As a result of the Business Combination, these convertible notes were converted to Lightning Systems Series C preferred shares, which converted into Common Stock based on the exchange ratio of approximately 0.9406 shares.

Registration Rights and Lock-up Agreement

On May 6, 2021, in connection with the closing of the Business Combination, we and certain of our stockholders (the “Holders”) entered into a Registration Rights and Lock-Up Agreement. Pursuant to the terms of the Registration Rights and Lock-up Agreement, we were obligated to file a registration statement to register the resale of certain shares of Common Stock held by the Holders. In addition, pursuant to the terms of the Registration Rights and Lock-up Agreement and subject to certain requirements and customary conditions, the Holders may demand at any time or from time to time, that we file a registration statement on Form S-1 or Form S-3 to register certain shares of Common Stock held by such Holders. The Registration Rights and Lock-up Agreement also provides the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions. The Registration Rights and Lock-up Agreement further provides that, subject to certain exceptions, each of the Holders will not transfer any shares of Common Stock beneficially owned or owned of record by such the Holders until the earlier of (i) 180 days after the date of the Closing or (ii) the date on which, subsequent to the Business Combination, the last sale price of the Common Stock (x) equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 90 days after the Business Combination, or (y) the date following the completion of the Business Combination on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; provided that in the sole discretion of the majority of the independent members of our board of directors, such lock-up period may end earlier than as provided therein upon written notice to the Holders. This lock-up period ended on November 2, 2021, 180 days after the Closing.

Policies and Procedures for Related Party Transactions

Our code of business conduct and ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the Board (or the Audit Committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $5,000 in any calendar year, (2) we or Gig (prior to the Business Combination) or any of our or its subsidiaries is a participant and (3) any (a) executive officer, director or nominee for election as a director of the Company or Gig (prior to the Business Combination), (b) greater than 5% beneficial owner of our or Gig’s (prior to the Business Combination) shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b) has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity).

Our Board has adopted a policy with respect to the review, approval and ratification of related person transactions. Under the policy, our General Counsel will present to the Audit Committee any new transactions involving related persons and proposed transactions involving related persons, including such transactions in which the amount involved exceeds $5,000. The Audit Committee is responsible for reviewing and approving such related party transactions and considers all relevant facts and circumstances, including without limitation the commercial reasonableness of the terms, the benefit and perceived benefit, or lack thereof, to the Company, opportunity costs of alternate transactions, the materiality and character of the related person’s direct or indirect interest, and the actual or apparent conflict of interest of the related person. The Audit Committee will not approve or ratify a related person transaction unless it determines that the transaction is in, or not inconsistent with, the best interests of the Company and its stockholders.

All of the transactions described above were entered into prior to the adoption of the Company’s written related party transaction policy, but were approved by the applicable Board considering similar factors to those described above.

Director Independence

The Board has determined that Mr. Coventry, Mr. Jack, Mr. Senko and Ms. Tremblay qualify as independent, as defined under the listing rules of the NYSE. In addition, we will be subject to the rules of the SEC and NYSE relating to the memberships, qualifications and operations of the Audit Committee, as discussed above in Item 10. Directors, Executive Officers, and Corporate Governance.

Item 14. Principal Accountant’s Fees and Services

Our independent registered public accounting firm is Grant Thornton, LLP, Denver, CO, PCAOB ID: 248.

Grant Thornton Audit Fees and Services

The following is a summary of fees billed to Grant Thornton for services rendered from May 11, 2021, the date Grant Thornton became the Company’s independent registered public accounting firm, to December 31, 2021. See Change in Certifying Accountant section in Item 9 for more information.

Audit fees. Aggregate fees billed by Grant Thornton for professional services rendered for the audit of our Consolidated Financial Statements for the year ended December 31, 2021, the review of the quarterly financial statements and services performed in connection with registration statements, including comfort letters and consents, was $1,065,963.

Audit related fees. No aggregate fees were billed by Grant Thornton for audit-related services for the year ended December 31, 2021.

Tax fees. No aggregate fees were billed by Grant Thornton for tax return services, planning and tax advice for the year ended December 31, 2021.

All other fees. No aggregate fees were billed by Grant Thornton for any other services for the year ended December 31, 2021.

BPM Audit Fees and Services

The following is a summary of fees billed by BPM for services rendered from February 3, 2020, the date of inception of Gig, through May 17, 2021, the date BPM services concluded. See Change in Certifying Accountant section in Item 9 for more information.

Audit fees. For the period from February 3, 2020 (date of inception of Gig) to December 31, 2020, fees for BPM were approximately $250,347. Audit fees consisted of services BPM performed in connection with Gig’s initial public offering and regulatory filings and the audit of Gig’s December 31, 2020 Consolidated Financial Statements. For the period from January 1, 2021 to May 17, 2021 (last date of services), fees for BPM were $48,679 for services BPM performed in connection with Gig’s initial public offering and regulatory filings and for the review of Gig’s Form 10-Q for the quarter ended March 31, 2021.

Audit related fees. For the period from February 3, 2020 (date of inception of Gig) to December 31, 2020, the aggregate fees of BPM related to due diligence in connection with mergers and acquisitions totaled $17,367. There were no fees associated with the period January 1, 2021 to May 17, 2021 (last date of services).

Tax fees. During 2021, Gig was billed $8,026 from BPM for tax return services for the period from February 3, 2020 (date of inception of Gig) to December 31, 2020. There were no fees associated with the period January 1, 2021 to May 17, 2021 (last date of services).

All other fees. Gig was not billed by BPM for any other services for the period from February 3, 2020 (date of inception of Gig) to May 17, 2021 (last date of services).

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the Audit Committee reviews and, in its sole discretion, pre-approves all audit and certain non-audit services to be provided by the independent auditors. Before granting any approval, the Audit Committee gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of the independent registered public accounting firm.

Part IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements (see Part II, Item 8 of this Annual Report on Form 10-K)
2.	All financial statement schedules have been omitted since the required information was not applicable or was not present in the amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or the accompanying Notes
3.	The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K

EXHIBIT INDEX

Exhibit	Description
2.1*

Business Combination Agreement, dated as of December 10, 2020, by and among GigCapital3, Inc., Project Power Merger Sub, Inc. and Lightning Systems, Inc. (included as Annex A to the Final Proxy Statement/Prospectus filed under Rule 424(b)(3) on March 26, 2021)

3.1

Second Amended and Restated Certificate of Incorporation of Lightning eMotors, Inc. (incorporated by reference to Exhibit 3.1 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

3.2	Amended and Restated Bylaws of Lightning eMotors, Inc. (incorporated by reference to Exhibit 3.2 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-257237) filed with the SEC on June 21, 2021)
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit A in Exhibit 10.4 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)
4.3†	Description of the Company’s Securities
10.1

Registration Rights and Lock-Up Agreement, dated May 6, 2021, by and among Lightning eMotors, Inc. and certain stockholders (incorporated by reference to Exhibit 10.1 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

10.2	Form of Convertible Note Subscription Agreement (incorporated by reference to Exhibit 10.4 filed on GigCapital3, Inc.’s Current Report on Form 8-K, filed by the Company on December 11, 2020)
10.3

Indenture dated May 6, 2021, by and between Lightning eMotors, Inc. and Wilmington Trust, National Association, a national banking association, in its capacity as trustee thereunder (incorporated by reference to Exhibit 10.3 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

10.4

Amended and Restated Warrant Agreement, dated May 6, 2021, by and between GigCapital3, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 10.4 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

10.5#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)
10.6

Subscription Agreement, dated as of December 10, 2020, by and between GigCapital3, Inc. and BP Technology Ventures, Inc. (incorporated by reference to Exhibit 10.3 filed on GigCapital3, Inc.’s Current Report on Form 8-K, filed by the Company on December 11, 2020)

10.7#	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)
10.8#	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.8 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)
10.9#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.9 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)
10.10#

Amended Executive Employment Agreement dated February 24, 2021, by and between Lightning Systems, Inc. and Teresa Covington (incorporated by reference to Exhibit 10.10 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

10.11#

Promotion Letter dated April 25, 2019, by and between Lightning Systems, Inc. and William Kelley (incorporated by reference to Exhibit 10.11 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

Exhibit	Description
10.12

Office Lease dated November 22, 2019, by and between Lightning Systems, Inc. and Rocky Mountain Center for Innovation & Technology, LLC (incorporated by reference to Exhibit 10.12 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

10.13

Office Lease dated November 10, 2020, by and between Lightning Systems, Inc. and RMCIT LLC (incorporated by reference to Exhibit 10.13 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

10.14#

Amended Executive Employment Agreement dated February 24, 2021, by and between Lightning Systems, Inc., and Kash Sethi (incorporated by reference to Exhibit 10.9 filed on the Company’s Current Report on Form 8-K/A, filed by the Company on May 17, 2021)

10.16#	Lightning Systems, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 filed on the Company’s Current Report on Form 8-K/A, filed by the Company on May 17, 2021)
10.17#

Lightning Systems, Inc. Form of Notice of Stock Option Grant and Stock Option Agreement (incorporated by reference to Exhibit 10.17 filed on the Company’s Current Report on Form 8-K/A, filed by the Company on May 17, 2021)

10.18

Unit Purchase Agreement, dated May 13, 2020, by and between the Company and Sponsor (incorporated by reference to Exhibit 10.3 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 18, 2020)

10.19

Unit Purchase Agreement, dated May 13, 2020, by and among the Company and the IPO Underwriters (incorporated by reference to Exhibit 10.4 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 18, 2020)

10.20

Registration Rights Agreement, dated May 13, 2020, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.5 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 18, 2020)

10.21#

Employment Agreement, dated November 10, 2021, by and between Lightning eMotors, Inc. and Timothy Reeser (incorporated by reference to Exhibit 10.1 filed on the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 15, 2021)

10.22#†	Employment Transition and Separation Letter Agreement, dated December 31, 2021, by and between Lightning eMotors, Inc. and William Kelley
10.23#†	2022 Short-Term Incentive Plan
16.1	Letter from BPM LLP dated May 12, 2021 (incorporated by reference to Exhibit 16.1 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)
21	Subsidiaries of Lightning eMotors, Inc. (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 (File No. 333-257237) filed with the SEC on June 21, 2021)
23.1†	Consent of Grant Thornton LLP, independent auditor
24.1†	Power of Attorney (included in the signature page to this Annual Report on Form 10-K)
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**

Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	Description
101†

The following financial statements from the Company’s 10-K for the fiscal year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements

104†	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)
*

Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K and the Company agrees to furnish supplementally a copy of such omitted materials to the SEC upon request

#	Indicates a management contract or compensatory plan, contract or arrangement
†	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2022.

LIGHTNING eMOTORS, INC..

By:	/s/ Timothy Reeser
Timothy Reeser
President, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2022 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Timothy Reeser	President, Chief Executive Officer and Director
Timothy Reeser	(Principal Executive Officer)

/s/ Teresa Covington	Executive Vice President, Chief Financial Officer
Teresa Covington	(Principal Financial and Accounting Officer)

/s/ Robert Fenwick-Smith	Director
Robert Fenwick-Smith

/s/ Bruce Coventry	Director
Bruce Coventry

/s/ Kenneth Jack	Director
Kenneth Jack

/s/ Thaddeus Senko	Director
Thaddeus Senko

/s/ Diana Tremblay	Director
Diana Tremblay