Form 10-Q
period 2022-03-31
Lightning eMotors, Inc.
filed 2022-05-13
CIK 1802749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39283

Lightning eMotors, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-4605714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

815 14th Street SW Suite A100 Loveland, Colorado	80537
(Address of Principal Executive Offices)	(Zip Code)

(800) 233-0740

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Exchange on which registered
Common Stock, par value $0.0001 per share	ZEV	New York Stock Exchange
Redeemable Warrants, each full warrant exercisable for one share of Common stock at an exercise price of $11.50 per share	ZEV.WS	New York Stock Exchange

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

As of April 29, 2022, there were 75,225,627 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Lightning eMotors, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$150,363	$168,538
Accounts receivable, net of allowance of $3,397 and $3,349 as of March 31, 2022 and December 31, 2021, respectively	8,911	9,172
Inventories	17,216	14,621
Prepaid expenses and other current assets	6,071	7,067
Total current assets	182,561	199,398
Property and equipment, net	7,439	4,891
Operating lease right-of-use asset, net	8,475	8,742
Other assets	1,070	379
Total assets	$199,545	$213,410
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,246	$6,021
Accrued expenses and other current liabilities	8,645	5,045
Warrant liability	1,997	2,185
Current portion of operating lease obligation	1,280	1,166
Total current liabilities	17,168	14,417
Long-term debt, net of debt discount	65,887	63,768
Operating lease obligation, net of current portion	8,883	9,260
Derivative liability	14,863	17,418
Earnout liability	76,972	83,144
Other long-term liabilities	338	191
Total liabilities	184,111	188,198
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $.0001, 1,000,000 shares authorized no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, par value $.0001, 250,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 75,153,493 and 75,062,642 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	207,746	206,768
Accumulated deficit	(192,320)	(181,564)
Total stockholders’ equity	15,434	25,212
Total liabilities and stockholders’ equity	$199,545	$213,410

See accompanying notes to Consolidated Financial Statements

Lightning eMotors, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$5,412	$4,591
Cost of revenues	7,722	5,318
Gross loss	(2,310)	(727)
Operating expenses
Research and development	1,942	648
Selling, general and administrative	11,599	3,920
Total operating expenses	13,541	4,568
Loss from operations	(15,851)	(5,295)
Other (income) expense, net
Interest expense, net	3,861	1,611
(Gain) loss from change in fair value of warrant liabilities	(188)	20,539
Gain from change in fair value of derivative liability	(2,555)	—
Gain from change in fair value of earnout liability	(6,172)	—
Other income, net	(41)	(9)
Total other (income) expense, net	(5,095)	22,141
Net loss	$(10,756)	$(27,436)
Net loss per share, basic and diluted	$(0.14)	$(0.83)
Weighted-average shares outstanding, basic and diluted	75,128,044	33,147,475

See accompanying notes to Consolidated Financial Statements

Lightning eMotors, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data) (Unaudited)

	Redeemable				Additional	Stockholders’	Total
	Convertible Preferred				Paid-in	Accumulated	Stockholders’
	Stock		Common Stock		Capital	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance as of December 31, 2021	—	$—	75,062,642	$8	$206,768	$(181,564)	$25,212
Exercise of stock options	—	—	24,434	—	6	—	6
Vesting of restricted stock units	—	—	66,417	—	—	—	—
Stock—based compensation expense	—	—	—	—	972	—	972
Net loss	—	—	—	—	—	(10,756)	(10,756)
Balance as of March 31, 2022	—	$—	75,153,493	$8	$207,746	$(192,320)	$15,434

Balance as of December 31, 2020	30,120,057	$43,272	4,910,555	$—	$10,828	$(80,795)	$(69,967)
Retroactive application of recapitalization	(30,120,057)	(43,272)	28,038,952	3	43,269	—	43,272
Adjusted balance beginning of period	—	—	32,949,507	3	54,097	(80,795)	(26,695)
Issuance of Series C redeemable convertible preferred stock upon exercise of Series C warrants (1)	—	—	849,932	—	6,810	—	6,810
Issuance of common stock warrants	—	—	—	—	433	—	433
Exercise of stock options (1)	—	—	139,578	—	10	—	10
Stock—based compensation expense	—	—	—	—	68	—	68
Net loss	—	—	—	—	—	(27,436)	(27,436)
Balance as of March 31, 2021	—	$—	33,939,017	$3	$61,418	$(108,231)	$(46,810)

(1) Share amounts have been retroactively restated to give effect to the recapitalization transaction

See accompanying notes to Consolidated Financial Statements

Lightning eMotors, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(10,756)	$(27,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	361	126
Provision for doubtful accounts	48	142
Provision for inventory obsolescence and write-downs	95	—
Gain on disposal of fixed asset	—	(9)
Change in fair value of warrant liability	(188)	20,539
Change in fair value of earnout liability	(6,172)	—
Change in fair value of derivative liability	(2,555)	—
Stock-based compensation	972	68
Amortization of debt discount	2,119	985
Non-cash impact of operating lease right-of-use asset	267	553
Issuance of common stock warrants for services performed	—	433
Changes in operating assets and liabilities:
Accounts receivable	213	(557)
Inventories	(2,785)	(1,386)
Prepaid expenses and other assets	80	(2,481)
Accounts payable	(898)	1,304
Accrued expenses and other liabilities	3,057	1,089
Net cash used in operating activities	(16,142)	(6,630)
Cash flows from investing activities
Purchase of property and equipment	(2,024)	(569)
Proceeds from disposal of property and equipment	—	9
Net cash used in investing activities	(2,024)	(560)
Cash flows from financing activities
Proceeds from facility borrowings	—	7,000
Proceeds from the exercise of Series C redeemable convertible preferred warrants	—	1,500
Payments on finance lease obligations	(15)	(6)
Proceeds from exercise of stock options	6	10
Net cash (used in) provided by financing activities	(9)	8,504
Net (decrease) increase in cash	(18,175)	1,314
Cash - Beginning of period	168,538	460
Cash - End of period	$150,363	$1,774
Supplemental cash flow information - Cash paid for interest	$113	$350
Significant noncash transactions
Reduction of warrant liability for conversion of warrants into Series C redeemable convertible preferred stock	$—	$5,310
Property and equipment included in accounts payable and accruals	387	—
Finance lease right-of-use asset in exchange for a lease liability	183	—

See accompanying notes to Consolidated Financial Statements

Lightning eMotors, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

Note 1 – Description of Business and Basis of Presentation

Lightning eMotors, Inc. (the “Company", "Lightning") is an innovative automotive manufacturing and research company based in Loveland, Colorado. The Company operates in the zero-emission vehicle (“ZEV”) market and manufactures zero-emission Class 3 to 7 Battery Electric Vehicles (“BEV”) and Fuel Cell Electric Vehicles (“FCEV”), and infrastructure solutions for commercial medium duty trucks, buses, vans and motorcoach fleets. The Company also sells charging systems as an ancillary supporting product. The Company operates predominately in the United States.

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

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share ("Common Stock") issued to Lightning Systems stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Lightning Systems redeemable convertible preferred stock and Lightning Systems common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 0.9406 shares (the “Exchange Ratio”) established in the Business Combination Agreement. Activity within the statement of stockholders' equity for the issuances and repurchases of Lightning Systems convertible redeemable preferred stock, were also retroactively converted to Lightning Systems common stock. For more details on the reverse recapitalization, see Note 3 to the Company’s notes to Consolidated Financial Statements.

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior period balances in the statements of cash flows have been combined or reclassified to conform to current period presentation. Such reclassifications had no impact on net loss or stockholders’ equity (deficit) previously reported.

Liquidity

As of March 31, 2022, the Company had $150,363 in cash and cash equivalents. For the three months ended March 31, 2022, the net loss of the Company was $10,756. Cash flow used in operating activities was $16,142 for the three months ended March 31, 2022. The Company had positive working capital of $165,393 as of March 31, 2022 primarily as a result of the Business Combination. The current and historical operating cash flows, current cash and working capital balances, and forecasted obligations of the Company were considered in connection with management’s evaluation of the Company’s ongoing liquidity. As a result of the Business Combination, the Company received net proceeds of $216,812 in cash, after paying off the outstanding working capital facilities, the secured promissory note, and unsecured facility agreements. We believe our cash and cash equivalents balance will be sufficient to continue to operate our business over the next twelve-month period from the date the financial statements were issued. However, we will require additional capital to fund the growth and scaling of our manufacturing facilities and operations; further develop our products and services, including those for orders in our order backlog; and fund possible acquisitions. Until we can generate sufficient cash flow from operations, we expect to finance our operations through a combination of the merger proceeds we received from the Business Combination as well as from additional public offerings, debt financings or other capital markets transactions, collaborations or licensing arrangements. The amount and timing of our future funding requirements depend on many factors, including the pace and results of our development efforts and our ability to scale our operations.

COVID-19

The global impacts resulting from the pandemic are ongoing, including challenges and increases in costs for logistics and supply chains, such as supplier delays and/or shortages of battery cells, motors and chassis.

We will continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and as we aim to project demand and infrastructure requirements and deploy our production, workforce and other resources accordingly.

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

Note 2 – Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates and judgments involve deferred income taxes, allowance for doubtful accounts, warranty liability, write downs and write offs of obsolete and damaged inventory and valuations of share-based compensation, warrant liability, convertible note derivative liability and earnout share liability. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

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

Concentrations of credit risk

As of March 31, 2022, three customers accounted for 40%, 22% and 15% of the Company’s total accounts receivable. As of December 31, 2021, three customers accounted for 40%, 20% and 17% of total accounts receivable. The net sales to the following customers comprised more than 10% of revenues for the periods presented.

	Three months ended March 31,
	2022		2021
	Net Sales	% of Net Revenues	Net Sales	% of Net Revenues
Customer A	$1,965	36%	$—	—%
Customer B	1,478	27%	—	—%
Customer C	720	13%	—	—%
Customer D	—	—%	2,068	45%
Customer E	—	—%	528	11%
Customer F	—	—%	491	11%
Total of customers with sales greater than 10%	$4,163	76%	$3,087	67%
Total of customers with sales less than 10%	1,249	24%	1,504	33%
Total Revenues	$5,412	100%	$4,591	100%

Concentrations of supplier risk

As of March 31, 2022 two suppliers accounted for 36% and 18% of the Company’s total accounts payable. As of December 31, 2021, three suppliers accounted for 20%, 19% and 11% of the Company’s total accounts payable. For the three months ended March 31, 2022, one supplier accounted for 13% of inventory purchases. For the three months ended March 31, 2021, two suppliers accounted for 23% and 17% of inventory purchases.

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

	Three months ended March 31,
	2022	2021
Balance at beginning of period	$3,349	$—
Charges to expense	48	142
Deductions	—	—
Balance at end of period	$3,397	$142

Inventories

Inventories consist of raw materials, work in progress, and finished goods and are stated at the lower of cost or net realizable value, with cost determined on the average cost method, which approximates the first-in, first-out (FIFO) method. A valuation adjustment is made to inventory for any excess, obsolete or slow-moving items based on management’s review of on-hand inventories compared to historical and estimated future sales and usage profiles.

Property and equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful asset lives. Leasehold improvements are stated at cost and amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred. Depreciation is included in our consolidated statements of operations in “Cost of revenues”, “Research and development” and “Selling, general and administrative”. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets and the resulting gain or loss, if any, is reflected in “Other income, net.” The estimated useful lives of our major classes of property and equipment are as follows:

Major class of property and equipment	Useful Lives
Machinery and equipment	7 years
Vehicles	5 years
Leasehold improvements	5 years
Computer equipment	3 years
Software	3 years
Furniture and fixtures	7 years

Impairment of long-lived assets

Long-lived assets to be held and used in the Company’s operations are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from its use and eventual disposition over its remaining economic life. The Company assesses recoverability by comparing the sum of projected undiscounted cash flows from the use and eventual disposition over the remaining economic life of a long-lived asset or asset group to its carrying value, and records a loss from impairment if the carrying value is more than its undiscounted cash flows. Assets or asset groups to be abandoned or from which no future benefit is expected are written down to zero in the period it is determined they will no longer be used and are removed entirely from service. There were no impairments of long-lived assets recognized during the three months ended March 31, 2022 and 2021.

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

Revenue recognition

Revenue Summary

The following table disaggregates revenue by major source:

	Three months ended March 31,
	2022	2021
Zero-emission vehicles	$5,179	$4,146
Other	233	445
	$5,412	$4,591

The Company manufactures and sells medium and heavy-duty ZEVs, such as delivery trucks and buses. The Company manufactures ZEVs by installing and integrating its internally-developed, zero-emission powertrain into a vehicle chassis supplied by original equipment manufacturer (“OEM”) partners or from the customer. At times, the Company also installs and integrates its powertrains into a used chassis supplied by the customer.

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

The Company made an accounting policy election to account for any shipping and handling costs that occur after control has transferred to the customer as fulfillment costs that are accrued to cost of revenues at the time control transfers. Shipping and handling costs billed to customers are initially recorded in deferred revenue and recognized as revenue once shipping is complete.

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

The following economic factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows as indicated:

•	Type of customer: The Company’s sales are directly to commercial fleet customers, OEMs, governments and dealers.
•	Type of contract: Sales contracts are for goods or services. The majority of contracts are short term (i.e., less than or equal to one year in duration).

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

Balance as of December 31, 2021	$147
Revenues recognized	(38)
Increase due to billings	230
Balance as of March 31, 2022	$339

The Company recognized revenue of $15 during the three months ended March 31, 2022 that was included in the contract liability balance as of December 31, 2021.

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

As of March 31, 2022, the Company had remaining performance obligations related to a non-cancellable (other than for a breach by the Company) minimum-quantity purchase commitment. The customer is obligated to purchase a fixed number of ZEVs through December 31, 2023, however, the price varies based on which year the customer orders each ZEV (in 2022 or 2023). The Company estimates that the future revenues associated with this contract (based on estimated orders from the customer for 2022) to be $4.8 million in 2022 and $6.3 million in 2023. The timing of the revenue associated with these estimates will change if the ZEVs are commissioned and/or shipped subsequent to the year in which they were ordered, as revenue will not be recognized until control of the ZEV transfers to the customer based on the purchase order shipping terms.

Costs to Obtain or Fulfill a Contract with a Customer

The Company has elected the practical expedient to expense contract acquisition costs, which consist of sales commissions, which are reported within “Selling, general and administrative” expenses.

Warranties

In most cases, goods that customers purchase from the Company are covered by five-year and 60-thousand-mile limited product warranty. The Company has not sold warranties separately.

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

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company can access at the measurement date.
•	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
•	Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities
•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost)
•	Income approach: Techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option pricing and excess earnings models)

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

Long-term debt is not presented at fair value on the Consolidated Balance Sheets, as it is recorded at carrying value, net of unamortized debt discounts. However, the 7.5% $100,000 convertible senior note (the “Convertible Note”) has an embedded conversion option accounted for as a derivative liability, which is presented at fair value on the consolidated balance sheets. The fair value of the Convertible Note, including the conversion option, was $74,633 and $76,614 as of March 31, 2022 and December 31, 2021, respectively. The Company’s term note and working capital facility (“Facility”) had an outstanding term note with a principal amount of $3,000 as of both March 31, 2022 and December 31, 2021 and a fair value of $3,899 and $4,173 as of March 31, 2022 and December 31, 2021, respectively.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were measured at fair value on a recurring basis in the Consolidated Balance Sheets.

	Level 1	Level 2	Level 3
As of March 31, 2022
Financial assets
Cash equivalents	$147,545	$—	$—
Financial Liabilities
Warrant liability	$—	$—	$1,997
Derivative liability	$—	$—	$14,863
Earnout liability	$—	$—	$76,972
As of December 31, 2021
Financial assets
Cash equivalents	$150,022	$—	$—
Financial Liabilities
Warrant liability	$—	$—	$2,185
Derivative liability	$—	$—	$17,418
Earnout liability	$—	$—	$83,144

As of March 31, 2022 and December 31, 2021, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input.

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

The preliminary valuation was then discounted by applying a Discount for Lack of Marketability (“DLOM”) based on a Finnerty put-option model to determine a non-marketable, minority value of one share of common stock and one share of Series C preferred stock.

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

Warrants and Warrant liabilities

As a result of the Business Combination, the Company assumed the liability associated with the Gig warrants. The Company accounts for the warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a “(Gain) loss from change in fair value of warrant liabilities” in the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to “additional paid-in capital”.

The Lightning Systems common and preferred warrants, prior to the Business Combination, were accounted for in accordance with the authoritative guidance which requires that free-standing financial instruments with certain cash settlement features and/or associated with redeemable convertible preferred stock, which is classified as temporary equity, to be recorded at the fair value of the warrants. All outstanding common (with the exception of certain warrants that were issued to vendors discussed below) and all preferred warrants are recorded as “warrant liabilities” based on their fair value on the date of the transaction. See the “Fair value” significant accounting policy for a description of the determination of fair value. Any changes in the fair value of these instruments are reported as “(Gain) loss from change in fair value of warrant liabilities.”

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

Research and development

Research and development costs are expensed when incurred and consist of personnel-related expenses including salaries, benefits, travel and stock-based compensation for personnel performing research and development activities; expenses related to materials, supplies and testing; and consulting and occupancy expenses.

Advertising

Advertising costs are expensed when incurred and are included in “Selling, general and administrative” expenses and total $116 and $30 for the three months ended March 31, 2022 and 2021, respectively.

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

Level 3
Initial recognition May 6, 2021	$78,961
Loss	4,183
Balance at December 31, 2021	$83,144
Gain	(6,172)
Balance at March 31, 2022	$76,972

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

Recent accounting pronouncements issued and adopted

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in ASC 470-20, Debt with Conversion and Other Options. Additionally, the ASU requires entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2022, and it did not have a material impact on the Company’s financial statements.

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

Upon the closing of the Business Combination, Lightning Systems common stock issued and outstanding was canceled and converted into the right to receive Company common stock (the “Per Share Merger Consideration”) based on the Exchange Ratio. In addition, after closing and subject to the terms and conditions defined below, stockholders of the Company who have received, or are entitled to receive, any per share merger consideration (“Stockholder Earnout Group”) have the contingent right to receive additional 16,463,096 shares of the Company’s common stock to be allocated on a pro rata basis among the members of the Stockholder Earnout Group. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis if on or prior to the fifth anniversary of the closing date the volume weighted average price (“VWAP”) of the Company’s common stock equals or exceed $12.00 per share of twenty of any thirty consecutive trading days. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis if on or prior to the fifth anniversary of the closing date the VWAP of the Company’s common stock equals or exceed $14.00 per share of twenty of any thirty consecutive trading days. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis if on or prior to the fifth anniversary of the closing date the VWAP of the Company’s common stock equals or exceed $16.00 per share of twenty of any thirty consecutive trading days. If these conditions have not been satisfied following the fifth anniversary of the closing date, any stockholder earnout shares remaining will be canceled. As of March 31, 2022, none of the contingencies under this agreement have been met and, accordingly, no common stock shares have been issued.

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

The number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	25,893,479
Less: redemption of Gig shares	(5,816,664)
Common stock Gig	20,076,815
Shares issued in PIPE Financing	2,500,000
Business Combination and PIPE Financing shares	22,576,815
Lightning Systems shares (1)	50,652,890
Total shares of common stock outstanding immediately after Business Combination	73,229,705
(1)	The number of Lightning Systems shares were calculated using the Exchange Ratio contemplated in the Business Combination of approximately 0.9406.

Note 4 – Inventories

At March 31, 2022 and December 31, 2021, inventories consist of the following:

	March 31, 2022	December 31, 2021
Raw materials	$14,820	$10,802
Work in progress	1,407	2,979
Finished goods	989	840
Total inventories	$17,216	$14,621

During the three months ended March 31, 2022 and 2021, the Company reduced the cost of certain inventory to net realizable value and recorded cost reductions of $95 and $0, respectively, which were included in “cost of revenues.”

Note 5 – Prepaid Expenses and Other Current Assets

At March 31, 2022 and December 31, 2021, prepaid expenses and other current assets consist of the following:

	March 31, 2022	December 31, 2021
Vendor deposits	$3,191	$2,720
Prepaid insurance	752	1,975
Other prepaid expenses	2,038	2,324
Other current assets	90	48
Total prepaid expenses and other current assets	$6,071	$7,067

Note 6 - Property and Equipment

Cost and accumulated depreciation as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Machinery and equipment	$2,221	$1,755
Vehicles	2,536	1,754
Leasehold improvements	1,265	1,024
Computer equipment	535	298
Software	112	798
Furniture and fixtures	596	331
Capital projects in progress	2,361	957
Total cost	9,626	6,917
Accumulated depreciation and amortization	(2,187)	(2,026)
Total property and equipment, net	$7,439	$4,891

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 totaled $356 and $126, respectively; of which $85 and $39, respectively, are included in “Cost of revenues”; $92 and $0, respectively, are included in “Research and development” expense; and $179 and $87, respectively, are included in “Selling, general and administrative” expenses.

Note 7 - Accrued Expenses and Other Current Liabilities

At March 31, 2022 and December 31, 2021, accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
Accrued professional services	$2,320	$1,645
Accrued interest	2,488	841
Accrued payroll and benefits	1,675	1,014
Other accrued expense	571	368
Warranty liability	1,191	994
Customer deposits	228	85
Deferred revenue	111	62
Current portion of finance lease obligation	61	36
Total accrued expenses and other current liabilities	$8,645	$5,045

Changes in warranty liability (included in accrued expenses and other current liabilities) were as follows:

	Three months ended March 31,
	2022	2021
Balance at beginning of period	$994	$455
Charge for the period	252	211
Utilized during the period	(55)	(155)
Balance at end of period	$1,191	$511

Note 8 – Notes Payable

Notes payable as of March 31, 2022 and December 31, 2021 consist of the following:

	March 31, 2022	December 31, 2021
Convertible Note	$87,863	$87,863
Facility	3,000	3,000
Total debt principal	90,863	90,863
Unamortized debt discount - Convertible Note	(24,940)	(27,055)
Unamortized debt discount - Facility	(36)	(40)
Total long-term debt	$65,887	$63,768

Convertible Note

In conjunction with the Business Combination, the Company entered into the 7.5% $100,000 Convertible Note and paid issuance costs of $5,000. The Convertible Note has a maturity date of May 15, 2024 and has semi-annual interest payments due May 15 and November 15 of each year starting on November 15, 2021. The Convertible Note has a conversion feature at a conversion price of $11.50 and warrants to purchase up to 8,695,641 shares of common stock for a per share price of $11.50. The Convertible Note has a mandatory conversion option that: a) is exercisable at the option of the Company on or after May 15, 2022; b) occurs when the Company’s stock price (1) is greater than 120% of the conversion price of $11.50, or $13.80 for 20 trading days in a period of 30 consecutive trading days and (2) the 30-day average daily trading volume during the applicable exercise period, i.e., consecutive 30 trading day period, is greater than or equal to $3,000; and c) the Company will make payments in accordance with the interest make-whole (defined below) amount in cash or issuance of additional shares of the Company’s common stock.

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

If the number of outstanding shares of Common Stock is increased by a stock split or other similar event, the number of shares issuable on exercise of each warrant shall be increased proportionately and the exercise price shall be decreased proportionately. Consequently, if the number of outstanding shares of Common Stock is decreased by a reverse stock split, consolidation, combination or reclassification of shares of Common Stock or other similar event, the number of shares of Common Stock issuable on exercise of each warrant shall be decreased proportionately and the exercise price shall be increased proportionately.

The Company has identified certain embedded derivatives related to its Convertible Note. Since the Convertible Note has a conversion feature whereby the principal amount will convert into a variable number of shares based on the future trading price of the Company’s common stock, the conversion feature is recorded as a derivative liability. Therefore, the fair value of the convertible feature at inception on May 6, 2021 in the amount of $17,063 was recorded as a debt discount and an addition to “derivative liability” on the consolidated balance sheets. The derivative liability is adjusted to fair value each reporting period, with the changes in fair value reported in “Gain from change in fair value of derivative liability” on the consolidated statements of operations.

During August and September 2021, an aggregate of $12,137 of Convertible Notes were converted into 1,055,388 shares of the Company’s common stock. The Company recognized a gain on extinguishment of $2,194 in “Gain on extinguishment of debt” on the consolidated statement of operations associated with the difference between (1) the sum of the fair value of the common stock issued of $10,089 and cash paid for the remaining annual interest due May 2022 of $668 and (2) the sum of the carrying amount of the converted debt $7,965 and the fair value of the convertible note derivative liability of $4,986. The following table provides a reconciliation of the beginning and ending balances for the convertible note derivative liability measured at fair value using significant unobservable inputs (Level 3):

Level 3
Initial recognition May 6, 2021	$17,063
Loss	5,341
Change resulting from conversions	(4,986)
Balance at December 31, 2021	$17,418
Gain	(2,555)
Balance at March 31, 2022	$14,863

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

Interest expense for the three months ended March 31, 2022 was $3,762, of which $1,647 related to contractual interest expense and $2,115 related to amortization of the discount.

Facility

In October 2019, the Company entered into the Facility with a company represented on the Board of Lightning Systems. Upon consummation of the Business Combination, the company holding the Facility was no longer represented on the Board. The Facility provides for both term and working capital loans for borrowings up to $9,000 as of March 31, 2022. However, the Company’s Convertible Note requirements limit the Company’s permitted indebtedness to $5,000. Interest is payable quarterly on borrowings at a fixed annual rate of 15%. Borrowings under the Facility are secured by substantially all the Company’s assets, are subject to borrowing base limitations, and require the Company to meet certain covenants. The Facility borrowings, with a maturity date of October 21, 2024, were $3,000 as of both March 31, 2022 and December 31, 2021. Interest expense was $118 and $630 for the three months ended March 31, 2022 and 2021, respectively.

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

The 2020 short-term notes were convertible into shares of Series C redeemable convertible preferred stock upon 1) a change in control (“CIC”) having a value in excess of $200,000; 2) a debt or equity financing with aggregated gross proceeds in excess of $10,000; or 3) at maturity. Should the notes be converted at maturity, the debt holders would receive a beneficial conversion feature allowing the conversion at 75% of the lowest issue price. The Company recorded the beneficial conversion feature at its intrinsic value of $3,071. This was recorded as a debt discount and an addition to “additional paid-in capital”. During the three months ended March 31, 2021, amortization of the debt discount of $981 was recorded to “interest expense”.

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

Related party 2020 convertible notes payable

In February 2020, the Company borrowed $3,000 under two convertible note payable agreements from companies represented on the Board of Lightning Systems. Theses convertible notes bore interest at 8% and were subject to certain covenants. In May 2020, these notes were subject to a mandatory redemption in connection with a qualified equity offering of $3,000, resulting in a conversion into 2,118,819 shares of Series C preferred stock at a weighted average conversion price of $1.42 per share. The mandatory redemption was treated as a debt extinguishment for accounting purposes. To record the extinguishment, the fair value of consideration received and debt relieved was compared to the fair value of consideration paid and equity instruments issued. The fair value of consideration received was greater than the consideration paid. The excess fair value of $1,844 was recorded as a contribution to “Additional paid-in capital”.

In connection with the redemption, the Company issued short and long-term warrants, exercisable into 3,614,457 and 831,326, respectively, shares of Series C preferred stock at the conversion price of $1.66 per share. The Company estimated the fair value of the warrants at $336. The change in fair value was reported within “(Gain) loss from change in fair value of warrant liabilities.” As a result of the Business Combination, the warrants were converted to common stock based on the Exchange Ratio.

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

Debt maturities

The total balance of all debt matures as follows:

Period ending December 31,	Amount
2022 (remainder of the year)	$—
2023	—
2024	90,863
Thereafter	—
$90,863

Note 9 – Leases

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

The Company leases its manufacturing center, distribution center, and office space (collectively “Operating Facility”) under noncancelable operating leases that expire in February 2027. The lease payments include taxes, insurance, utilities, and maintenance costs. The Company also leases equipment utilized in the manufacturing process under noncancelable financing leases. These leases include either a bargain purchase option or the equipment reverts ownership to the Company at the end of the lease term.

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

Right-of-use assets and lease liabilities as of March 31, 2022 and December 31, 2021 consist of the following:

	March 31, 2022		December 31, 2021
	Operating	Finance	Operating	Finance
Assets
Right-of-use assets, net (1)	$8,475	$386	$8,742	$208
Liabilities
Lease obligation - current portion (2)	$1,280	$61	$1,166	$36
Lease obligation - long-term portion (3)	8,883	299	9,260	159
Total lease obligations	$10,163	$360	$10,426	$195

Weighted average remaining lease terms (in years)	4.9	5.7	5.2	5.0
Weighted average discount rate	15%	3%	15%	4%

(1)	Finance right-of-use assets, net are included in “Other assets” on the consolidated balance sheets.
(2)	Finance lease obligation – current portion is included in “Accrued expenses and other current liabilities” on the consolidated balance sheets.
(3)	Finance lease obligation – long-term portion is included in “Other long-term liabilities” on the consolidated balance sheets.

The Company's lease cost is presented below. The Company does not have any short-term leases or leases with variable lease payments. The financing lease cost for the three months ended March 31, 2022 and 2021 was immaterial.

	Three Months Ended March 31,
	2022	2021
Operating Lease Cost
Cost of revenues	$261	$133
Selling, general and administrative	308	422
Research and development	78	35
Total operating lease cost	$647	$590

The maturities of the Company’s lease liabilities are as follows:

	March 31, 2022
	Operating	Finance
2022 (remainder of year)	$1,979	$58
2023	2,848	71
2024	2,934	71
2025	3,022	71
2026	3,105	71
Thereafter	517	52
Total future minimum lease payments	14,405	394
Less: imputed interest	(4,242)	(34)
Total maturities	$10,163	$360

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

Warrants

As of March 31, 2022, there are 24,365,719 warrants outstanding, of which 14,999,970 are public warrants, 8,695,641 are Convertible Note warrants and 670,108 are private placement warrants. Each whole warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment as discussed below. Only whole warrants are exercisable. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of the Company’s Business Combination, or earlier upon redemption or liquidation.

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

The fair value of the private placement warrants on May 6, 2021 in the amount of $1,253 was recorded as a “warrant liability” and a reduction to “additional paid-in capital” on the Consolidated Balance Sheets. The change in fair value at each reporting date was recognized in “(Gain) loss from change in fair value of warrant liabilities” on the Consolidated Statements of Operations. The fair value of the Convertible Note warrants on May 6, 2021 in the amount of $14,522 was recorded as a debt discount and an addition to “Additional paid-in capital” on the Consolidated Balance Sheets.

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

Series A, B and C preferred shares were to be convertible into common shares at any time at the option of the holder, and are automatically converted into common shares upon the affirmative election of more than 70% of the Series B and Series C preferred stockholders, or upon the closing of a sale of common shares in an initial public offering (“IPO”) with gross proceeds to Lightning Systems of $50,000 or more accompanied by a listing of such common shares on the Nasdaq’s National Market, the New York Stock Exchange, or another exchange approved by the Board.

See Note 8 for description of the convertible debt conversion transactions and warrant liabilities under this Note 10 regarding warrants issued in connection with the preferred share purchases.

In connection with the 2019 Series C preferred stock issued for cash, Lightning Systems issued warrants, exercisable into 702,811 shares of Series C preferred stock at the conversion price of $1.66 per share. Lightning Systems estimated the fair value of the warrants at $155 and recorded a warrant liability, which is reported at fair value at each reporting period, with the change in fair value reported as “(Gain) loss from change in fair value of warrant liabilities.”

In connection with the 2020 Series C preferred stock issued in connection with the redemption of related party 2020 convertible notes payable of $3,000 and cash of $3,000, Lightning Systems issued warrants, exercisable into 4,445,783 shares of Series C preferred stock at the weighted average conversion price of $1.42 per share. Lightning Systems estimated the fair value of the warrants at $336 and recorded a warrant liability, which is reported at fair value at each reporting period, with the change in fair value reported as “(Gain) loss from change in fair value of warrant liabilities.”

As a result of the Business Combination, the preferred Series A, B and C shares were converted to common stock based on the Exchange Ratio. As a result, the balances of $18,036, $4,101 and $35,203, respectively, were charged to addition paid-in capital.

Warrant Liabilities – Lightning Systems

Lightning Systems issued warrants that enabled the holder to exercise in exchange for common shares or Series C preferred shares. The warrant agreements were reissued on December 31, 2019 upon Lightning Systems’ conversion from an LLC partnership to a C corporation. All terms remained identical. See Note 8 and under the section redeemable convertible preferred stock of this Note 10 for descriptions of the underlying transactions.

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

The following table presents information for the Common and Series C preferred warrants, that have been converted to common stock as a result of the Business Combination, and outstanding Gig private warrants that were assumed in the Business Combination:

				Weighted
			Weighted	Average
	Number of	Warrant Fair	Average Exercise	Remaining
	Warrants	Value	Price	Life
Warrants to purchase common stock
Outstanding at December 31, 2020 (1)	610,202	$2,270	$0.27	3.6
Change in fair value	—	2,284	—	—
Outstanding — March 31, 2021	610,202	$4,554	$0.27	3.3
Warrants to purchase Series C preferred stock
Outstanding at December 31, 2020 (1)	5,938,193	$18,885	$1.76	2.6
Exercise of warrants to purchase redeemable convertible preferred stock (1)	(849,930)	(5,310)	$1.76	—
Change in fair value	—	18,255	—	—
Outstanding — March 31, 2021	5,088,263	$31,830	1.76	2.7
Private warrants assumed through Business Combination
Outstanding at December 31, 2020	—	—	—	—
Warrants assumed	670,108	1,253	$11.50	5.0
Change in fair value	—	932	—	—
Outstanding — December 31, 2021	670,108	$2,185	$11.50	4.3
Change in fair value	—	(188)	—	—
Outstanding — March 31, 2022	670,108	$1,997	$11.50	4.1

(1) Warrant amounts have been retroactively restated to give effect to the recapitalization transaction

Note 11 – Stock-Based Compensation

2021 Equity Incentive Plan

In connection with the Business Combination, the stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides the Company the ability to grant incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance units, performance shares, cash-based awards and other stock-based awards. The purpose of the 2021 Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons for performing services and by motivating such persons to contribute to the growth and profitability of the Company and its subsidiaries. As of March 31, 2022, there were 17,794,239 shares reserved and 16,146,703 shares available for grant under the 2021 Plan.

2019 Equity Incentive Plan

The 2019 Equity Incentive Plan (“2019 Plan”) provided for the grant of incentive stock options, non-qualified stock options, and other awards. As a result of the Business Combination, the 2019 Plan was superseded by the 2021 Plan; therefore, no further awards will be granted under the 2019 Plan. As of March 31, 2022, there were 2,698,627 stock options previously granted and unexercised under the 2019 Plan, which remain subject to the terms and conditions of the 2019 Plan.

Compensation Expense

To date, the Company has issued stock option and restricted stock unit (“RSU”) awards. The Company recognizes stock-based compensation expense based on the fair value of the awards issued at the date of grant and amortized on a straight-line basis as the employee renders services over the requisite service period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for non-vested awards that were forfeited during the period. The following table presents the stock-based compensation related to stock option and RSU awards for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options expense
Cost of revenues	$5	$5
Selling, general and administrative	192	57
Research and development	9	6
Total stock options expense	$206	$68
Restricted stock units expense
Cost of revenues	$54	$—
Selling, general and administrative	666	—
Research and development	46	—
Total restricted stock units expense	$766	$—
Total stock-based compensation	$972	$68

The estimated unrecognized expense for stock options and RSUs not vested as of March 31, 2022, which will be recognized over the remaining requisite service period, is as follows:

Stock options unrecognized expense (in thousands)	$1,826
Stock options weighted-average remaining requisite service period (in years)	2.2
Restricted stock units unrecognized expense (in thousands)	$6,123
Restricted stock units weighted-average remaining requisite service period (in years)	2.6

Stock Option Awards

Stock option awards are issued with an exercise price equal to the estimated fair market value per share at the date of grant and a term of 10 years. Stock option awards generally vest over 4 years. It is the Company’s policy to issue new shares upon option exercise. Changes in the Company’s stock options for the three months ended March 31, 2022 are presented in the table below.

		Weighted	Aggregate	Weighted
		Average	Intrinsic	Average
	Number of	Exercise Price	Value	Remaining Life
	Options	per Share	(in thousands)	(in years)
Outstanding at January 1, 2022	3,209,517	$1.66
Granted	—	$—
Exercised	(24,434)	$0.23
Forfeited	(37,920)	$0.22
Expired	(1,469)	$0.58
Outstanding at March 31, 2022	3,145,694	$1.69	$13,394	7.1
Vested and exercisable at March 31, 2022	1,516,647	$0.56	$7,859	5.6

Changes in the status of the Company’s non-vested share awards for the three months ended March 31, 2022 are presented in the table below.

		Weighted
		Average
	Non-vested	Grant Date
	Shares Under	Fair Value per
	Option	Share
Non-vested at January 1, 2022	2,137,050	$1.21
Granted	—	$—
Vested	(470,083)	$0.77
Forfeited	(37,920)	$0.17
Non-vested at March 31, 2022	1,629,047	$1.32

The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $106 and $517, respectively.

No stock options were granted during the three months ended March 31, 2022. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2021, after changes in connection with the Company’s conversion from a partnership to a corporation and the Business Combination, was $3.59 per share. A Black-Scholes option pricing model with the following assumptions was utilized to determine the fair value.

Three months ended March 31,
2021
Expected volatility	68.0%
Dividend yield	0%
Risk-free interest rate	0.82%
Expected term (in years)	6.00	to	6.25

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

		Weighted
		Average
		Grant Date
	Number of	Fair Value per
	RSUs	Share
Outstanding at January 1, 2022	935,148	$7.59
Granted	171,567	$5.17
Released	(66,417)	$6.93
Forfeited	(12,026)	$8.32
Outstanding at March 31, 2022	1,028,272	$7.22

Other Employee Benefits - 401(k) Savings Plan

The Company has an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 21. Under the 401(k) Plan, employees may make voluntary contributions based on a percentage of their pretax income, subject to statutory limitations. The Company matches 100% for the first 3% of each employee’s contribution and 50% for the next 2% of each employee’s contribution. The Company’s cash contributions are fully vested upon the date of match. The Company made matching cash contributions of $165 and $60 for the three months ended March 31, 2022 and 2021, respectively.

Note 12 - Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred operating losses since inception. The Company’s effective income tax rate was 0% for the three months ended March 31, 2022 and 2021 and the realization of any deferred tax assets is not more likely than not.

Note 13 – Net Loss per Share

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share for the periods indicated below because including them would have had an anti-dilutive effect. The following table summarizes the number of underlying shares outstanding as of March 31, 2022 and 2021. As a result of the Business Combination, the underlying shares have been retroactively restated to give effect to the recapitalization based on the Exchange Ratio.

	March 31,
	2022	2021
Convertible notes payable	7,640,246	—
Outstanding warrants	24,365,719	—
Stock options	3,145,694	4,091,948
Restricted stock units	1,028,272	—
Common and preferred Series C warrants	—	5,816,037
Total potential anti-dilutive stock	36,179,931	9,907,985

Note 14 – Commitments and Contingencies

The Company is party to minimum purchase commitments with some of its suppliers. If the Company fails to meet the minimum purchase commitments, the Company must pay a penalty. In addition, the minimum purchase commitments include inflationary clauses. The Company also has other commitments, including marketing and software subscription agreements and equipment leases. The equipment leases included here only relate to leases for which the equipment had not yet been delivered to the Company as of March 31, 2022. Since the Company did not receive the equipment, the related right-of-use asset and lease liability were not recognized as of March 31, 2022. However, the Company was still committed to the financing arrangement. All other financial commitments under leasing arrangements are described in Note 9.

The amounts in the table below represent the Company’s future minimum commitments:

	As of March 31, 2022
	Purchase Commitments	Other	Total
2022 (remainder of the year)	$19,186	$514	$19,700
2023	79,311	639	79,950
2024	57,620	264	57,884
2025	82,000	54	82,054
2026	—	25	25
Thereafter	—	10	10
Total	$238,117	$1,506	$239,623

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

In addition, on October 15, 2021, the Company and certain of its officers were named as defendants in a putative securities class action. The action is pending in the U.S. District Court for the District of Colorado, and is captioned Shafer v. Lightning eMotors, Inc., et al., Case No. 1:21-cv02774. The lawsuit alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder for purported false statements regarding the Company’s business operations and financial condition. A related lawsuit captioned Cohen v. Lightning eMotors, Inc., et al., Case No. 1:21-cv-03215, was filed in the United States District Court for the District of Colorado on December 1, 2021. On December 17, 2021, the Cohen lawsuit was consolidated with the Shafer lawsuit. On April 22, 2022, the court appointed a lead plaintiff in the consolidated lawsuit. The lead plaintiff’s consolidated complaint is set to be filed on or by May 20, 2022. The consolidated lawsuit seeks damages in an unspecified amount, attorneys’ fees, and other remedies. The Company intends to defend vigorously against such allegations.

Item 2. Management’s Discussion of Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our” or the “Company” are to Lightning eMotors, Inc., together with its wholly owned subsidiaries, except where the context requires otherwise. The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, our ability to disrupt the commercial vehicle medium-duty powertrain market; our focus in 2022 and beyond; our ability to obtain sufficient supply of chassis, motors, batteries and other critical components for the manufacture of our vehicles and powertrains; an increase in the cost of raw materials due to inflation; the number of orders placed by our commercial truck customers; the ability of our solutions to reduce carbon intensity and greenhouse gas emissions and other risks and uncertainties, including those disclosed in Part 1, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Overview

We are a leading electric, commercial fleet vehicle designer and manufacturer with over 250 vehicles on the road as of March 31, 2022. We provide electrification solutions (both battery electric and fuel cell electric) for commercial fleets, including but not limited to, Class 3-5 cargo and passenger vehicles and school buses, Class 5 and 6 work trucks and Class 7 city buses and motorcoaches. We are focused on eradicating commercial fleet emissions without compromising safety or efficiency in our commercial fleets. We help our customers to optimize their businesses while limiting their carbon footprint. Commercial fleets are one of the top contributors of greenhouse gas emissions in the transportation sector according to the EPA, making Class 3 to 7 BEV, FCEV and charging infrastructure solutions to commercial fleet customers one of the most critical levers in the worldwide campaign against climate change. Our ongoing focus has been on providing a broad range of ZEV platforms and charging solutions to help fleets reduce emissions, lower operating costs and improve energy efficiency.

We started in 2008 as a manufacturer of hybrid systems for commercial vehicles, and in 2017, customer feedback led us to understand that hybrid systems did not adequately address the growing issue of urban air pollution from commercial vehicle fleets. In 2017 we redirected our efforts to focus exclusively on the attractive market opportunity in ZEVs. We leveraged nearly 10 years of extensive knowledge and production infrastructure from developing and implementing hybrid commercial vehicles to successfully adapt to ZEVs. To date, all of our platforms have been fully certified as ZEVs by the California Air Resource Board, the clean air agency that defines vehicle emission standards. We currently maintain seven Executive Orders, which are required to sell ZEVs in California as well as various other states.

We believe we are the only full-range manufacturer of Class 3 to 7 BEV and FCEV in the United States, and we provide end-to-end electrification solutions including advanced analytics software and mobile charging solutions. We combine an internally developed optimized modular software, which can be used in multiple platforms and applications, with hardware designs that we believe allows us to address a diverse range of opportunities in the markets in which we operate in a cost-effective manner with a significant time-to-market advantage. Our manufacturing facility has the capacity to produce 1,500 ZEVs per year on one eight-hour shift. The same facility and equipment can produce 3,000 ZEVs annually by increasing labor to two eight-hour shifts. We believe that with full utilization of our facilities combined with our ability to lease more space on our current campus, and with our OEM customers’ installation capacities, we will have the capacity to scale production to 20,000 vehicles and powertrains per year. Over the long term, we believe that we will be able to leverage our significant investment in manufacturing capacity to increase production output, leverage our fixed overhead and improve profitability from the sale of our products. In addition, we have also built an ecosystem of supply-chain partners and specialty vehicle partners which are instrumental to our growth.

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

Recent Developments

The global impacts resulting from the COVID-19 pandemic are ongoing, including logistics and supply chain challenges, such as increased costs, supplier delays and/or shortages of battery cells, motors and chassis. We will continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and as we aim to project demand and infrastructure requirements and deploy our production, workforce and other resources accordingly.

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

Supply-Chain Delays. As a result of the COVID-19 pandemic, we have been experiencing significant delivery delays from our suppliers since April 2020. In addition, we often do not get informed of delivery delays until or after the expected delivery dates, which does not allow for timely mitigation plans. We increased our raw material inventories and added new suppliers to attempt to manage and mitigate this risk, however, we expect supply chain delays will continue for the foreseeable future.

Inflation. We are experiencing cost increases due to inflation resulting from various supply chain disruptions and other disruptions caused by COVID-19 and general global economic conditions. The cost of raw materials, manufacturing equipment, labor and shipping and transportation has increased considerably. We expect higher than recent years’ levels of inflation to persist for the foreseeable future. If we are unable to fully offset higher costs through price increases or other measures, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows.

Possible Impairments. No impairments were recorded for the three months ended March 31, 2022 and 2021, as no triggering events or changes in circumstances had occurred as of such dates. However, due to significant uncertainty surrounding the continued effects of the COVID-19 pandemic, our results of operations, cash flows, and financial condition could be impacted, and the extent of such impact cannot be reasonably estimated.

Comparability of Financial Information

Our results of operations and statements of assets and liabilities may not be comparable between periods as a result of our ongoing evolution, refinement, and growth of our business operations within the electric commercial vehicle industry. While historically we developed hybrid systems for commercial vehicles, during 2017, we refocused our business to produce the ZEV powertrains and phased-out the production of hydraulic hybrid upfit systems. During 2019, we increased the physical and production capabilities of our Loveland, Colorado facility, in preparation of the installation and integration of ZEV powertrains into vehicles beginning in 2020. This change significantly reduced the use and reliance on certified installer or dealers. In conjunction with the transition to using the Loveland plant for comprehensive production, we have improved our production technology, processes, and productivity and have invested in the supporting personnel and other infrastructure.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us, but these factors pose risks and challenges, including those disclosed in Part 1, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

Commercial Launch of medium-duty trucks and other products

In 2020, we attained revenue commercialization of our ZEVs, with 72 customer-ordered Class 3 to Class 7 ZEVs sold during the year ended December 31, 2020. During the year ended December 31, 2021, we sold 146 Class 3 to 5 ZEVs and during the three months ended March 31, 2022, we sold 68 Class 3 to 4 ZEVs. We will require additional capital to fund the growth and scaling of our manufacturing facilities and operations; further develop our products and services, including those for orders in our order backlog; and fund possible acquisitions. Until we can generate sufficient cash flow from operations, we expect to finance our operations through a combination of the merger proceeds we received from the Business Combination as well as from additional public offerings, debt financings or other capital markets transactions, collaborations or licensing arrangements. Any delay in the financing, design, manufacture and launch of our ZEVs or zero-emission powertrains, could materially damage our brand, business, prospects, financial condition and operating results. Vehicle manufacturers often experience delays in the design, manufacture and commercial release of new products. To the extent we delay or interrupt the launch of our ZEVs or zero-emission powertrains, our growth prospects could be adversely affected as we may fail to grow our market share. The amount and timing of our future funding requirements depend on many factors, including the pace and results of our development efforts and our ability to scale our operations.

Customer Demand/Order Backlog

As of April 29, 2022, we had an order backlog of $167.8 million comprised of ZEVs, zero-emission powertrains and charging systems of approximately 1,500 units. Our order backlog is generally comprised of non-binding agreements and purchase orders from customers. In addition, some of our order backlog have contingencies including completing a successful pilot program, obtaining third-party financing or obtaining government grants such as HVIP. Although the order backlog, in most cases, does not constitute a legal obligation or, in some cases, may have contingencies, we believe the amounts included in our order backlog are firm, even though the non-binding orders may be cancelled or delayed by customers without penalty. We may elect to permit cancellation of orders without penalty where management believes it is in our best interest to do so. On a case-by-case basis and at our sole discretion, we have held partial deposits for purchase orders from customers. See “Amounts included in order backlog may not result in actual revenue and are an uncertain indicator of our future revenue” included in Part 1, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Regulatory Landscape

We operate in an industry that is subject to and currently benefits from environmental subsidies. Government policies can increase the demand for our products by providing market participants with incentives to purchase ZEVs and charging solutions. These government policies are continuously being modified, and adverse changes in such policies could have the effect of reducing the demand for our products. Complying with any new government regulations may result in significant additional expenses or related development costs for us. For more information, see “We are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in building our manufacturing facilities” included in Part 1, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

Public Company Costs

We are incurring additional legal, accounting and other expenses that we did not previously incur, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with the rules implemented by the SEC and the NYSE. Our financial statements reflect the impact of these expenses.

Components of Results of Operations

Revenues

During the three months ended March 31, 2022 and 2021, revenue was primarily derived from the sale of ZEVs.

We anticipate deriving future revenue from the following business lines:

●	ZEVs: The sales of zero-emission vehicles in Classes 3 to 7 to dealers and commercial fleet companies.
●	Zero-Emission Powertrains: The sales of battery electric and fuel cell electric powertrains to our OEM partners, including technology licenses, and training the OEM technicians on how to install the powertrains within the OEMs’ manufacturing facilities.
●	Chargers: The sale of chargers and energy systems as supporting products to customers for our ZEVs.
●	Telematics and Analytics: Our proprietary analytics platform, which is installed in each vehicle and powertrain sold, allows us to collect and optimize drive cycle and vehicle performance data. This data provides drivers and fleet operators meaningful real-time recommendations about how to improve vehicle performance, routes, and charging strategies and scale their electric vehicle fleets. Our analytics platform is offered on a subscription basis with all vehicle and powertrain purchases.

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

Interest Expense

Interest expense consists of interest paid on notes payable, the amortization of debt issuance costs, the amortization of debt discounts attributable to the bifurcation of warrants issued, and amortization of an embedded conversion feature. The notes payable included, over the periods presented, the Convertible Note, the Facility, a third-party secured promissory note and various convertible notes payable, as described in more detail in Note 8 to the Consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,		$
	2022	2021	Change	% Change

	(dollar amounts in thousands)
Revenues	$5,412	$4,591	$821	18%
Cost of revenues	7,722	5,318	2,404	45%
Gross loss	(2,310)	(727)	(1,583)	218%
Operating expenses
Research and development	1,942	648	1,294	200%
Selling, general and administrative	11,599	3,920	7,679	196%
Total operating expenses	13,541	4,568	8,973	196%
Loss from operations	(15,851)	(5,295)	(10,556)	199%
Other (income) expense, net
Interest expense, net	3,861	1,611	2,250	140%
(Gain) loss from change in fair value of warrant liabilities	(188)	20,539	(20,727)	nm*
Gain from change in fair value of derivative liability	(2,555)	—	(2,555)	nm*
Gain from change in fair value of earnout liability	(6,172)	—	(6,172)	nm*
Other income, net	(41)	(9)	(32)	nm*
Total other (income) expense, net	(5,095)	22,141	(27,236)
Net loss	$(10,756)	$(27,436)	16,680

*not meaningful

Revenues

Our total revenue increased by $0.8 million, or 18%, from $4.6 million during the three months ended March 31, 2021 to $5.4 million during the three months ended March 31, 2022. The increase in the revenues was principally related to the sale of 68 ZEVs during the three months ended March 31, 2022 as compared to the sale of 31 ZEVs during the three months ended March 31, 2021.

Cost of Revenues

Cost of revenues increased by $2.4 million, or 45%, from $5.3 million during the three months ended March 31, 2021 to $7.7 million during the three months ended March 31, 2022. The increase in the cost of revenues was primarily related to an increase in revenue as well as higher factory overhead expenses during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Research and Development

Research and development expenses increased by $1.3 million or 200% from $0.6 million in the three months ended March 31, 2021 to $1.9 million in the three months ended March 31, 2022. The increase was primarily due to an increase in our engineering headcount year-over-year, as we continue to advance the development and design of our vehicles, refine and improve our production processes and enhance our in-house engineering capabilities.

Selling, General and Administrative

Selling, general and administrative expenses increased by $7.7 million or 196% from $3.9 million during the three months ended March 31, 2021 to $11.6 million during the three months ended March 31, 2022, due to an overall increase in general and administrative costs associated with being a public company which included, among other things, increases in headcount for administration and increases in legal and professional services, accounting and audit fees and liability insurance.

Interest Expense

Interest expense increased to $3.9 million for the three months ended March 31, 2022 from $1.6 million for the three months ended March 31, 2021. The increase was mainly due to $3.8 million of accrued interest and amortization of the discount related to the Convertible Note not present in the prior year, offset by a decrease in the Facility principal balance.

Change in Fair Value of Warrant Liabilities

The gain from change in fair value of warrant liabilities of $0.2 million for the three months ended March 31, 2022 represents the change in fair value of the Gig private warrants that were assumed in the Business Combination. The loss from change in fair value of warrant liabilities of $20.5 million for the three months ended March 31, 2021 represents the change in fair value of the outstanding common and preferred warrants, which were converted to common stock as a result of the Business Combination. These changes in fair value reflect the impact of the marking-to-market of the warrant liability.

Change in Fair Value of Derivative Liability

The gain from change in fair value of the derivative liability totaled $2.6 million during the three months ended March 31, 2022 and reflected the impact of the marking-to-market of the underlying derivative embedded in the Convertible Note.

Change in Fair Value of Earnout Liability

The loss from change in fair value of the earnout liability totaled $6.2 million during the three months ended March 31, 2022 and reflected the impact of the marking-to-market of the earnout shares.

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

EBITDA, Adjusted EBITDA and Adjusted Net Loss

We define EBITDA as net loss before depreciation and amortization and interest expense. We define adjusted EBITDA as net loss before depreciation and amortization, interest expense, stock-based compensation, gains or losses related to the change in fair value of warrant, derivative and earnout share liabilities and other non-recurring costs determined by management, such as Business Combination related expenses. We define adjusted net loss as net loss adjusted for stock-based compensation expense, gains or losses related to the change in fair value of warrant, derivative and earnout share liabilities and certain other non-recurring costs determined by management, such as Business Combination related expenses. We believe EBITDA, adjusted EBITDA and adjusted net loss are meaningful metrics intended to supplement measures of our performance that are neither required by, nor presented in accordance with, GAAP. We believe that using EBITDA, adjusted EBITDA and adjusted net loss provide an additional tool for investors to use in evaluating ongoing operating results and trends while comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA, adjusted EBITDA and adjusted net loss we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of EBITDA, adjusted EBITDA and adjusted net loss may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA, adjusted EBITDA and adjusted net loss in the same fashion.

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

The following table reconciles net loss to EBITDA and adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

Net loss	$(10,756)	$(27,436)
Adjustments:
Depreciation and Amortization	361	126
Interest expense, net	3,861	1,611
EBITDA	$(6,534)	$(25,699)
Stock-based compensation	972	68
(Gain) loss from change in fair value of warrant liabilities	(188)	20,539
Gain from change in fair value of derivative liability	(2,555)	—
Gain from change in fair value of earnout liability	(6,172)	—
Adjusted EBITDA	$(14,477)	$(5,092)

The following table reconciles net loss to adjusted net loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net loss	$(10,756)	$(27,436)
Adjustments:
Stock-based compensation	972	68
(Gain) loss from change in fair value of warrant liabilities	(188)	20,539
Gain from change in fair value of derivative liability	(2,555)	—
Gain from change in fair value of earnout liability	(6,172)	—
Adjusted net loss	$(18,699)	$(6,829)

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily from debt financing and the sales of common and convertible preferred shares. We closed the Business Combination on May 6, 2021 pursuant to which we added $216.8 million of cash, net of redemptions, to the balance sheet.

As of March 31, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $150.4 million. We believe our cash and cash equivalents balance will be sufficient to continue to execute our business strategy over the next twelve-month period from the date the financial statements were available to be issued.

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

Material Cash Requirements

From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of components and raw materials to be used in the manufacture of our products. To provide flexibility in our development and production plan and opportunities to renegotiate pricing, we generally do not have binding and enforceable purchase orders beyond the near term. However, in order to secure raw materials vital to our products, we have entered into multi-year minimum purchase commitments with some of our suppliers. If the Company fails to meet the minimum purchase commitments, the Company must pay a penalty. As of March 31,2022, the minimum purchase commitment for the next twelve months is $28.8 million under these agreements. However, we anticipate these commitments to increase due to inflationary clauses in the agreements. See Note 14 to the Consolidated Financial Statements for additional information.

Our capital expenditures are typically difficult to project beyond the short term given potential supply chain constraints and market conditions. We estimate our capital expenditures to be between $10 and $15 million for the year 2022 for development and production activities.

Debt

As of March 31, 2022, we had outstanding $87.9 million of principal indebtedness associated with our Convertible Notes, which mature on May 15, 2024. We are obligated to make semi-annual interest payments in May and November through maturity of $3.3 million based on an annual interest rate of 7.5%. We also had outstanding $3.0 million of principal indebtedness associated with our Facility, which matures on October 21, 2024. We are obligated to make quarterly interest payments of $0.1 million through maturity based on an annual interest rate of 15%. See Note 8 to the Consolidated Financial Statements for additional information.

Leases

We have one material lease commitment, an operating lease covering our manufacturing center, distribution center and office space. We also have finance leases for manufacturing equipment. As of March 31, 2022, our total minimum lease commitments were $14.8 million, with $2.8 million due in the next twelve months. See Note 9 to the Consolidated Financial Statements for additional information.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2022	2021

	(dollar amounts in thousands)
Net cash used in operating activities	$(16,142)	$(6,630)
Net cash used in investing activities	(2,024)	(560)
Net cash (used in) provided by financing activities	(9)	8,504
Net (decrease) increase in cash	$(18,175)	$1,314

Cash Flows used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 and 2021 was $16.1 million and $6.6 million, respectively. Cash flows from operating activities are significantly affected by revenue levels, mix of products and services, and investments in the business in research and development and selling, general and administrative costs in order to develop products and services, improve manufacturing capacity and efficiency, and support revenue growth. With respect to the three months ended March 31, 2022, significant increases in net cash used in operating activities, in comparison to the corresponding prior period, were principally driven by increases in cost of revenues and selling, general and administrative expenses, as described in more detail above.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $2.0 million and $0.6 million, respectively. Cash flows from investing activities relate to capital expenditures to support revenue growth as we invest in and expand our business and infrastructure.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 was de minimus. Net cash from financing activities for the three months ended March 31, 2021 was $8.5 million and primarily consisted of proceeds from Facility borrowings of $7.0 million and proceeds from the exercise of Series C warrants of $1.5 million.

Backlog

As of April 29, 2022, we had $167.8 million of order backlog comprised of ZEVs, zero-emission powertrains and/or charging systems of approximately 1,500 units. Our order backlog is generally comprised of non-binding agreements and purchase orders from customers. In addition, some of our order backlog have contingencies including completing a successful pilot program, obtaining third-party financing or obtaining government grants such as HVIP. Although the order backlog, in most cases, does not constitute a legal obligation and, in some cases, may have contingencies, we believe the amounts included in our order backlog are firm, even though the non-binding orders may be cancelled or delayed by customers without penalty. We may elect to permit cancellation of orders without penalty where management believes it is in our best interest to do so. On a case-by-case basis and at our sole discretion, we have held partial deposits for purchase orders from customers.

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

We believe that there have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2022 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, and foreign currency exchange rates.

Inflation Risk

We are experiencing cost increases due to inflation resulting from various supply chain disruptions and other disruptions caused by COVID-19 and general global economic conditions. The cost of raw materials, manufacturing equipment, labor and shipping and transportation have increased considerably. We expect higher than recent years’ levels of inflation to persist for the foreseeable future. If we are unable to fully offset higher costs through price increases or other measures, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows.

Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022, we had cash and cash equivalents of $150.4 million, consisting of operating and interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with participation from our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our design and operation of the Company’s disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information with respect to this Part II, Item 1 can be found in Note 14 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. The risks discussed in our Annual Report on Form 10-K are not the only risks facing us. There may be additional risks and uncertainties that are not currently known to us or that we currently consider to be insignificant that could materially and adversely affect our business, financial condition, or operating results in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We intend to hold the annual meeting of shareholders (the “Annual Meeting”) on July 28, 2022. We will publish additional details regarding the additional information regarding the time, location and matters to be voted on at the Annual Meeting in the Company’s proxy statement for the Annual Meeting.

We are also disclosing deadlines for certain notices under SEC rules and our Amended and Restated Bylaws in connection with the Annual Meeting. Under the SEC’s proxy rules, we have set the deadline for submission of proposals to be included in our proxy materials for the Annual Meeting as the close of business on May 23, 2022. Accordingly, in order for a shareholder proposal to be considered for inclusion in our proxy materials for the Annual Meeting, the proposal must be received by our Chief Legal Officer, Lightning eMotors, Inc., 815 14th Street Suite A100, Loveland, Colorado 80537, on or before the close of business on May 23, 2022, and must comply with the procedures and requirements set forth in Rule 14a-8 under the Securities Exchange Act of 1934, as amended. In accordance with the advance notice requirements contained in our Amended and Restated Bylaws, for nominations or business to be brought before the Annual Meeting by a shareholder, other than Rule 14a-8 proposals described above, written notice must be delivered to our General Counsel, Lightning eMotors, Inc., 815 14th Street Suite A100, Loveland, Colorado 80537, on or before the close of business on May 23, 2022. These shareholder notices also must comply with the requirements of our Amended and Restated Bylaws and will not be effective otherwise.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1

Second Amended and Restated Certificate of Incorporation of Lightning eMotors, Inc. (incorporated by reference to Exhibit 3.1 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

3.2	Amended and Restated Bylaws of Lightning eMotors, Inc. (incorporated by reference to Exhibit 3.2 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed on the Company’s Form S-1 (File No. 333-257237), filed by the Company on June 21, 2021)

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit A in Exhibit 10.4 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†

The financial statements from the Company’s Quarterly Report on Form10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021and (v) Notes to the Consolidated Financial Statements

104†	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

†     Filed herewith

*     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2022

LIGHTNING EMOTORS, INC.

By:	/s/ Timothy Reeser
Name:	Timothy Reeser
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Teresa Covington
Name:	Teresa Covington
Title:	Chief Financial Officer
(Principal Financial Officer)