Form 10-Q
period 2022-06-30
Lightning eMotors, Inc.
filed 2022-08-09
CIK 1802749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-39283
__________________________________________________________
Lightning eMotors, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________________

Delaware	84-4605714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

815 14th Street SW Suite A100 Loveland, Colorado	80537
(Address of Principal Executive Offices)	(Zip Code)
(800) 223-0740
(Registrant’s telephone number)
__________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2022, there were 75,619,573 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Lightning eMotors, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$125,410	$168,538
Accounts receivable, net of allowance of $3,847 and $3,349 as of June 30, 2022 and December 31, 2021, respectively	6,831	9,172
Inventories	25,167	14,621
Prepaid expenses and other current assets	8,251	7,067
Total current assets	165,659	199,398
Property and equipment, net	9,159	4,891
Operating lease right-of-use asset, net	8,344	8,742
Other assets	2,201	379
Total assets	$185,363	$213,410
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,256	$6,021
Accrued expenses and other current liabilities	8,044	5,045
Warrant liability	871	2,185
Current portion of operating lease obligation	1,432	1,166
Total current liabilities	17,603	14,417
Long-term debt, net of debt discount	68,181	63,768
Operating lease obligation, net of current portion	8,594	9,260
Derivative liability	4,776	17,418
Earnout liability	32,841	83,144
Other long-term liabilities	751	191
Total liabilities	132,746	188,198
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $0.0001, 1,000,000 shares authorized and no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001, 250,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 75,610,103 and 75,062,642 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	209,191	206,768
Accumulated deficit	(156,582)	(181,564)
Total stockholders’ equity	52,617	25,212
Total liabilities and stockholders’ equity	$185,363	$213,410

See accompanying notes to Consolidated Financial Statements.

Lightning eMotors, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$3,536	$5,923	$8,948	$10,514
Cost of revenues	4,889	7,048	12,611	12,366
Gross loss	(1,353)	(1,125)	(3,663)	(1,852)
Operating expenses
Research and development	1,810	743	3,752	1,391
Selling, general and administrative	12,559	16,026	24,158	19,946
Total operating expenses	14,369	16,769	27,910	21,337
Loss from operations	(15,722)	(17,894)	(31,573)	(23,189)
Other (income) expense, net
Interest expense, net	3,849	3,940	7,710	5,551
(Gain) loss from change in fair value of warrant liabilities	(1,126)	7,596	(1,314)	28,135
(Gain) loss from change in fair value of derivative liability	(10,087)	4,267	(12,642)	4,267
(Gain) loss from change in earnout liability	(44,131)	12,376	(50,303)	12,376
Other expense (income), net	35	(15)	(6)	(24)
Total other (income) expense, net	(51,460)	28,164	(56,555)	50,305
Net income (loss)	$35,738	$(46,058)	$24,982	$(73,494)
Net income (loss) per share, basic	$0.47	$(0.79)	$0.33	$(1.60)
Net income (loss) per share, diluted	$0.35	$(0.79)	$0.23	$(1.60)
Weighted-average shares outstanding, basic	75,408,116	58,560,928	75,268,854	45,924,405
Weighted-average shares outstanding, diluted	85,210,210	58,560,928	85,281,301	45,924,405

See accompanying notes to Consolidated Financial Statements.

Lightning eMotors, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance as of March 31, 2022	—	$—	75,153,493	$8	$207,746	$(192,320)	$15,434
Exercise of stock options	—	—	280,570	—	117	—	117
Vesting of restricted stock units, net of taxes	—	—	176,040	—	(108)	—	(108)
Stock-based compensation expense	—	—	—	—	1,436	—	1,436
Net income	—	—	—	—	—	35,738	35,738
Balance as of June 30, 2022	—	$—	75,610,103	$8	$209,191	$(156,582)	$52,617

Balance as of December 31, 2021	—	$—	75,062,642	$8	$206,768	$(181,564)	$25,212
Exercise of stock options	—	—	305,004	—	123	—	123
Vesting of restricted stock units, net of taxes	—	—	242,457	—	(108)	—	(108)
Stock-based compensation expense	—	—	—	—	2,408	—	2,408
Net income	—	—	—	—	—	24,982	24,982
Balance as of June 30, 2022	—	$—	75,610,103	$8	$209,191	$(156,582)	$52,617

Balance as of March 31, 2021	31,023,671	$50,082	5,058,949	$—	$11,339	$(108,231)	$(96,892)
Retroactive application of recapitalization	(31,023,671)	(50,082)	28,880,068	3	50,079	—	50,082
Adjusted balance beginning of period	—	—	33,939,017	3	61,418	(108,231)	(46,810)
Exercise of Common Warrants (1)	—	—	69,232	—	646	—	646
Issuance of Series C redeemable convertible preferred stock upon exercise of Series C warrants (1)	—	—	906,594	—	7,258	—	7,258
Business Combination and PIPE Financing	—	—	37,843,390	4	109,801	—	109,805
Warrants issued in connection with the Convertible Note	—	—	—	—	14,522	—	14,522
Exercise of stock options (1)	—	—	489,878	—	31	—	31
Stock-based compensation expense	—	—	—	—	128	—	128
Net loss	—	—	—	—	—	(46,058)	(46,058)
Balance as of June 30, 2021	—	$—	73,248,111	$7	$193,804	$(154,289)	$39,522

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance as of December 31, 2020	30,120,057	$43,272	4,910,555	$—	$10,828	$(80,795)	$(69,967)
Retroactive application of recapitalization	(30,120,057)	(43,272)	28,038,952	3	43,269	—	43,272
Adjusted balance beginning of period	—	—	32,949,507	3	54,097	(80,795)	(26,695)
Exercise of Common Warrants (1)	—	—	69,232		646	—	646
Issuance of Series C redeemable convertible preferred stock upon exercise of Series C warrants (1)	—	—	1,756,525	—	14,068	—	14,068
Business Combination and PIPE Financing	—	—	37,843,390	4	109,801	—	109,805
Warrants issued in connection with the Convertible Note	—	—	—	—	14,522	—	14,522
Issuance of common stock warrants	—	—	—	—	433	—	433
Exercise of stock options (1)	—	—	629,457	—	41	—	41
Stock-based compensation expense	—	—	—	—	196	—	196
Net loss	—	—	—	—	—	(73,494)	(73,494)
Balance as of June 30, 2021	—	$—	73,248,111	$7	$193,804	$(154,289)	$39,522

(1)Share amounts have been retroactively restated to give effect to the recapitalization transaction.

See accompanying notes to Consolidated Financial Statements.

Lightning eMotors, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$24,982	$(73,494)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	768	350
Provision for doubtful accounts	498	142
Provision for inventory obsolescence and write-downs	777	98
Loss (gain) on disposal of fixed asset	37	(9)
Change in fair value of warrant liability	(1,314)	28,135
Change in fair value of earnout liability	(50,303)	12,376
Change in fair value of derivative liability	(12,642)	4,267
Stock-based compensation	2,408	196
Amortization of debt discount	4,413	2,522
Non-cash impact of operating lease right-of-use asset	551	1,224
Issuance of common stock warrants for services performed	—	433
Changes in operating assets and liabilities:
Accounts receivable	1,843	(4,458)
Inventories	(11,382)	(3,480)
Prepaid expenses and other assets	(2,658)	(8,775)
Accounts payable	1,186	562
Accrued expenses and other liabilities	1,658	6,237
Net cash used in operating activities	(39,178)	(33,674)
Cash flows from investing activities
Purchase of property and equipment	(3,930)	(1,445)
Proceeds from disposal of property and equipment	—	9
Net cash used in investing activities	(3,930)	(1,436)
Cash flows from financing activities
Proceeds from convertible notes payable, net of issuance costs paid	—	95,000
Proceeds from Business Combination and PIPE Financing, net of issuance costs paid	—	142,796
Proceeds from facility borrowings	—	7,000
Repayments of facility borrowings	—	(11,500)
Proceeds from the exercise of Series C redeemable convertible preferred warrants	—	3,100
Proceeds from exercise of common warrants	—	157
Payments on finance lease obligations	(35)	(54)
Proceeds from exercise of stock options	123	41
Tax withholding payment related to net settlement of equity awards	(108)	—
Net cash (used in) provided by financing activities	(20)	236,540
Net (decrease) increase in cash	(43,128)	201,430
Cash - Beginning of period	168,538	460
Cash - End of period	$125,410	$201,890

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow information - Cash paid for interest	$3,526	$1,649
Significant noncash transactions
Earnout liability at inception	$—	$78,960
Warrant liability at inception	—	1,253
Derivative liability at inception	—	17,063
Conversion of convertible notes for common stock	—	9,679
Conversion of warrant liabilities for common stock	—	37,580
Property and equipment included in accounts payable and accruals	708	—
Finance lease right-of-use asset in exchange for a lease liability	786	—

See accompanying notes to Consolidated Financial Statements.

Lightning eMotors, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

Note 1 – Description of Business and Basis of Presentation

Lightning eMotors, Inc. (the “Company”, “Lightning”) is an innovative automotive manufacturing and research company based in Loveland, Colorado. The Company operates in the zero-emission vehicle (“ZEV”) market and manufactures zero-emission Class 3 to 7 Battery Electric Vehicles (“BEV”) and Fuel Cell Electric Vehicles (“FCEV”), and infrastructure solutions for commercial medium duty trucks, buses, vans and motorcoach fleets. The Company also sells charging systems as an ancillary supporting product. The Company operates predominately in the United States.

On May 6, 2021 (the “Closing Date”), GigCapital3, Inc. (“Gig”), consummated the previously announced merger pursuant to the Business Combination Agreement, dated December 10, 2020 (the “Business Combination Agreement”), by and among Project Power Merger Sub, Inc., a wholly-owned subsidiary of Gig incorporated in the State of Delaware (“Merger Sub”), and Lightning Systems, Inc., a Delaware corporation (“Lightning Systems”). Pursuant to the terms of the Business Combination Agreement, a business combination between Gig and Lightning Systems was effected through the merger of Merger Sub with and into Lightning Systems, with Lightning Systems surviving as the surviving company and as a wholly-owned subsidiary of Gig (the “Business Combination”).

On the Closing Date, and in connection with the closing of the Business Combination, Gig changed its name to Lightning eMotors, Inc. Lightning Systems was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations. This determination was primarily based on Lightning Systems stockholders prior to the Business Combination having a majority of the voting interests in the combined company, Lightning Systems operations comprising the ongoing operations of the combined company and Lightning Systems senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Lightning Systems issuing stock for the net assets of Gig, accompanied by a recapitalization. The net assets of Gig are stated at historical cost, with no goodwill or other intangible assets recorded.

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

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Lightning Systems stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Lightning Systems redeemable convertible preferred stock and Lightning Systems common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 0.9406 shares (the “Exchange Ratio”) established in the Business Combination Agreement. Activity within the statement of stockholders’ equity for the issuances and repurchases of Lightning Systems convertible redeemable preferred stock, were also retroactively converted to Lightning Systems common stock. For more details on the reverse recapitalization, see Note 3 to the Company’s notes to Consolidated Financial Statements.

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Liquidity

As of June 30, 2022, the Company had $125,410 in cash and cash equivalents. For the six months ended June 30, 2022, the net income of the Company amounted to $24,982. Cash flow used in operating activities was $39,178 for the six months ended June 30, 2022. The Company had positive working capital of $148,056 as of June 30, 2022, primarily as a result of the Business Combination. The current and historical operating cash flows, current cash and working capital balances, and forecasted obligations of the Company were considered in connection with management’s evaluation of the Company’s ongoing liquidity. As a result of the Business Combination, the Company received net proceeds of $216,812 in cash, after paying off the outstanding working capital facilities, the secured promissory note, and unsecured facility agreements.

The Company believes its cash and cash equivalents balance will be sufficient to continue to operate its business over the next twelve-month period from the date the financial statements were issued. However, the Company will require additional capital to fund the growth and scaling of its manufacturing facilities and operations; further develop its products and services, including those for orders in its order backlog; and fund possible acquisitions. Until the Company can generate sufficient cash flow from operations, the Company expects to finance its operations through a combination of the merger proceeds received from the Business Combination as well as from additional public offerings, debt financings or other capital markets transactions, collaborations or licensing arrangements. The amount and timing of the Company’s future funding requirements depends on many factors, including the pace and results of the Company’s development efforts and the Company’s ability to scale its operations.

The Company cannot provide any assurance that additional capital will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s continued efforts to commercialize its products, which is critical to the realization of its business plan and the future operations of the Company.

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

Concentrations of credit risk

As of June 30, 2022, one customer accounted for 46% of the Company’s total accounts receivable. As of December 31, 2021, three customers accounted for 40%, 20% and 17% of total accounts receivable. The net sales to the following customers comprised more than 10% of revenues for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Net Sales	% of Net Revenues	Net Sales	% of Net Revenues	Net Sales	% of Net Revenues	Net Sales	% of Net Revenues
Customer A	$599	17%	$—	—%	$2,564	29%	$—	—%
Customer B	—	—%	—	—%	1,725	19%	—	—%
Customer C	—	—%	3,249	55%	—	—%	5,318	51%
Customer D	—	—%	1,141	19%	—	—%	1,632	16%
Customer E	572	16%	—	—%	—	—%	—	—%
Customer F	340	10%	628	11%	—	—%	—	—%
Total of customers with sales greater than 10%	$1,511	43%	$5,018	85%	$4,289	48%	$6,950	67%
Total of customers with sales less than 10%	2,025	57%	905	15%	4,659	52%	3,564	33%
Total Revenues	$3,536	100%	$5,923	100%	$8,948	100%	$10,514	100%

Concentrations of supplier risk

As of June 30, 2022, one supplier accounted for 30% of the Company’s total accounts payable. As of December 31, 2021, three suppliers accounted for 20%, 19% and 11% of the Company’s total accounts payable. For the three months ended June 30, 2022, two suppliers accounted for 42% and 32% of inventory purchases. For the three months ended June 30, 2021, two suppliers accounted for 24% and 13% of inventory purchases. For the six months ended June 30, 2022, two suppliers accounted for 40% and 26% of inventory purchases. For the six months ended June 30, 2021, two suppliers accounted for 18% and 16% of inventory purchases.

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

Accounts receivable

Accounts receivable are recorded at invoiced amounts, net of discounts, and allowances. The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analyses and monitors the financial condition of its customers to reduce credit risk. The Company reduces the carrying value for estimated uncollectible accounts based on a variety of factors including the length of time receivables are past due, economic trends and conditions affecting the Company’s customer base, and historical collection experience. Specific provisions are recorded for individual receivables when the Company becomes aware of a customer’s inability to meet its financial obligations. The Company writes off accounts receivable when they are deemed uncollectible. The following table details the change in the allowance for doubtful accounts for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$3,397	$142	$3,349	$—
Charges to expense	450	—	498	142
Balance at end of period	$3,847	$142	$3,847	$142

Inventories

Inventories consist of raw materials, work in progress, and finished goods and are stated at the lower of cost or net realizable value, with cost determined on the average cost method. A valuation adjustment is made to inventory for any excess, obsolete or slow-moving items based on management’s review of on-hand inventories compared to historical and estimated future sales and usage profiles.

Property and equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful asset lives. Leasehold improvements are stated at cost and amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred. Depreciation is included in the consolidated statements of operations in “Cost of revenues”, “Research and development” and “Selling, general and administrative”. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss, if any, is reflected in “Other income, net.” The estimated useful lives of the Company’s major classes of property and equipment are as follows:

Major Class of Property and Equipment	Useful Lives
Machinery and equipment	7 years
Vehicles	5 years
Leasehold improvements	5 years
Computer equipment	3 years
Software	3 years
Furniture and fixtures	7 years

Impairment of long-lived assets

Long-lived assets to be held and used in the Company’s operations are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from its use and eventual disposition over its remaining economic life. The Company assesses recoverability by comparing the sum of projected undiscounted cash flows from the use and eventual disposition over the remaining economic life of a long-lived asset or asset group to its carrying value, and records a loss from impairment if the carrying value is more than its undiscounted cash flows. Assets or asset groups to be abandoned or from which no future benefit is expected are written down to zero in the period it is determined they will no longer be used and are removed entirely from service. There were no impairments of long-lived assets recognized during the three and six months ended June 30, 2022 and 2021.

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

Revenue recognition

Revenue Summary

The following table disaggregates revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
ZEVs	$2,884	$5,350	$8,063	$9,496
Zero-emission powertrains	336	130	336	218
Other	316	443	549	800
Total	$3,536	$5,923	$8,948	$10,514

The Company manufactures and sells medium and heavy-duty ZEVs, such as delivery trucks and buses. The Company manufactures ZEVs by installing and integrating its internally-developed, zero-emission powertrain into a vehicle chassis supplied by original equipment manufacturer (“OEM”) partners or from the customer. At times, the Company also installs and integrates its zero-emission powertrains into a used vehicle chassis supplied by the customer (“repower”). The Company also manufactures and sells its stand-alone, zero-emission powertrains directly to customers.

The Company recognizes revenue at a point in time when its performance obligation has been satisfied and control of the ZEV or zero-emission powertrain is transferred to the customer, which generally aligns with shipping terms. Contract shipping terms include ExWorks (“EXW”), “FOB Shipping Point” and “FOB Destination” all as defined in the Incoterms. Under EXW (meaning the seller fulfills its obligation to deliver when it makes goods available at its premises, or another specified location, for the buyer to collect), the performance obligation is satisfied and control is transferred at the point when the customer is notified that the ZEV or zero-emission powertrain is available for pickup. Under “FOB Shipping Point,” control is transferred to the customer at the time the good is transferred to the shipper and under “FOB Destination,” at the time the good is delivered to a customer’s specified delivery location. At times, the Company sells ZEVs that require additional upfitting from a third party before the final sale to the customer. The Company is acting as the principal in such transactions and revenue is recognized on a gross basis.

Other revenue primarily includes the sale of charging systems, engineering consulting services, telematics and analytics subscription services and decontented parts. Revenue for chargers and decontented parts is generally recognized based on contract shipping terms. At times, chargers may be drop shipped directly to the customer from the manufacturer, in which revenue is recognized at the time of shipment. The Company is acting as the principal in such transactions and revenue is recognized on a gross basis. Services are recognized as revenue over time as either percentage of completion (i.e. engineering service contracts) or as the service is transferred to the customer (i.e. telematics and analytics subscription services).

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

The following economic factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows as indicated:

•Type of customer: The Company’s sales are directly to commercial fleet customers, OEMs, governments and dealers.

•Type of contract: Sales contracts are for goods or services. The majority of contracts are short term (i.e., less than or equal to one year in duration).

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

Balance as of December 31, 2021	$147
Revenues recognized	(412)
Increase due to billings	1,013
Balance as of June 30, 2022	$748

The Company recognized revenue of $62 during the six months ended June 30, 2022 that was included in the contract liability balance as of December 31, 2021.

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

Future Performance Obligations

The Company has applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed (i.e. analytical data subscription services).

As of June 30, 2022, the Company had remaining performance obligations related to a non-cancellable (other than for a breach by the Company) minimum-quantity purchase commitment. The customer is obligated to purchase a fixed number of ZEVs through December 31, 2023, however, the price varies based on which year the customer orders each ZEV (in 2022 or 2023). The Company estimates that the future revenues associated with this contract (based on estimated orders from the customer for 2022) to be $4,900 in 2022 and $6,300 in 2023. The timing of the revenue associated with these estimates will change if the ZEVs are commissioned and/or shipped subsequent to the year in which they were ordered, as revenue will not be recognized until control of the ZEV transfers to the customer based on the purchase order shipping terms.

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

At the time revenue is recognized, the Company estimates the cost of expected future warranty claims and accrues estimated future warranty costs based upon the history of warranty claims. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty estimate and accrued warranty liability for actual historical experience. The warranty liability is included in “Accrued expenses and other current liabilities” and the cost of warranties is included in “Cost of revenues.”

Fair value, measurements, and financial instruments

A fair value hierarchy was established that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels of the hierarchy and the related inputs are as follows:

•Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company can access at the measurement date.
•Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
•Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

•Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).
•Income approach: Techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option pricing and excess earnings models).

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

Long-term debt is not presented at fair value on the Consolidated Balance Sheets, as it is recorded at carrying value, net of unamortized debt discounts. However, the 7.5% $100,000 convertible senior note (the “Convertible Note”) has an embedded conversion option accounted for as a derivative liability, which is presented at fair value on the consolidated balance sheets. The fair value of the Convertible Note, including the conversion option, was $64,567 and $76,614 as of June 30, 2022 and December 31, 2021, respectively. The Company’s term note and working capital facility (“Facility”) had an outstanding term note with a principal amount of $3,000 as of both June 30, 2022 and December 31, 2021 and a fair value of $3,308 and $4,173 as of June 30, 2022 and December 31, 2021, respectively.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were measured at fair value on a recurring basis in the Consolidated Balance Sheets.

	Level 1	Level 2	Level 3
As of June 30, 2022
Financial assets
Cash equivalents	$117,260	$—	$—
Financial Liabilities
Warrant liability	$—	$—	$871
Derivative liability	—	—	4,776
Earnout liability	—	—	32,841
As of December 31, 2021
Financial assets
Cash equivalents	$150,022	$—	$—
Financial Liabilities
Warrant liability	$—	$—	$2,185
Derivative liability	—	—	17,418
Earnout liability	—	—	83,144

As of June 30, 2022 and December 31, 2021, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input.

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

Stock-based compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation, under which share based payments that involve the issuance of common stock to employees and non-employees and meet the criteria for equity-classified awards are recognized in the financial statements as share-based compensation expense based on the fair value on the date of grant. The Company issues stock option awards and restricted stock unit awards to employees and non-employees.

The Company utilizes the Black-Scholes model to determine the fair value of the stock option awards, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time grantees will retain their vested stock options before exercising them for employees and the contractual term of the option for non-employees (“expected term”), (b) the volatility of the Company’s common stock price over the expected term, (c) expected dividends, and (d) the fair value of a share of common stock prior to the Business Combination. After the closing of the Business Combination, the Company’s board of directors determined the fair value of each share of common stock underlying stock-based awards based on the closing price of the Company’s common stock as reported by the NYSE on the date of grant. The Company has elected to recognize the adjustment to share-based compensation expense in the period in which forfeitures occur.

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

Research and development

Research and development costs are primarily expensed when incurred and consist of personnel-related expenses including salaries, benefits, travel and stock-based compensation for personnel performing research and development activities; expenses related to materials, supplies and testing; and consulting and occupancy expenses. In addition, costs for certain property and equipment utilized for research and development are capitalized and depreciated to “Research and development” over the useful life of the asset based on the property and equipment policy discussed above.

Advertising

Advertising costs are expensed when incurred and are included in “Selling, general and administrative” expenses and total $128 and $22 for the three months ended June 30, 2022 and 2021, respectively, and $244 and $51 for the six months ended June 30, 2022 and 2021, respectively.

Derivative Liability

The Company accounts for the embedded conversion feature of the Convertible Note as a derivative liability. Pursuant to ASC 815-15, Derivatives and Hedging – Embedded Derivatives, the embedded conversion feature meets all three criteria to be bifurcated and accounted for separately from the host instrument, i.e., the Convertible Notes. Because this feature meets all criteria of a derivative instrument, it was accounted for and recorded as a derivative liability at fair value on the Company’s balance sheet with subsequent changes in fair value recorded in the consolidated statement of operations each reporting period.

Earnout Liability

As a result of the Business Combination, the Company recognized additional earnout shares as a liability. Pursuant to ASC 805, Business Combinations, the initial fair value of the earnout shares was recorded as a liability with the offset going to additional paid-in capital and with subsequent changes in fair value recorded in the consolidated statement of operations for each reporting period. The following table provides a reconciliation of the beginning and ending balances for the earnout liability measured at fair value using significant unobservable inputs (Level 3):

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$83,144	$—
Initial recognition May 6, 2021	—	78,961
(Gain) Loss	(50,303)	12,376
Balance at end of period	$32,841	$91,337

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

Earnings per share

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

Recent accounting pronouncements issued not yet adopted

In June 2016, the FASB issued ASU 2016-13 related to the measurement of credit losses on financial instruments and has since modified the standard with several ASUs (collectively, the “credit loss standard”). The credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The credit loss standard took effect for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As amended in ASU 2019-10, for smaller reporting companies, the credit loss standard will take effect for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018. The adoption of this ASU will require a cumulative-effect adjustment to accumulated deficit as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company expects to adopt this standard on January 1, 2023, and is currently evaluating the impact this ASU will have on its financial statements.

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

Upon the closing of the Business Combination, Lightning Systems common stock issued and outstanding was canceled and converted into the right to receive Company common stock (the “Per Share Merger Consideration”) based on the Exchange Ratio. In addition, after closing and subject to the terms and conditions defined below, stockholders of the Company who have received, or are entitled to receive, any per share merger consideration (“Stockholder Earnout Group”) have the contingent right to receive an additional 16,463,096 shares of the Company’s common stock to be allocated on a pro rata basis among the members of the Stockholder Earnout Group. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis, if on or prior to the fifth anniversary of the closing date the volume weighted average price (“VWAP”) of the Company’s common stock equals or exceed $12.00 per share of twenty of any thirty consecutive trading days. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis if on or prior to the fifth anniversary of the closing date the VWAP of the Company’s common stock equals or exceed $14.00 per share of twenty of any thirty consecutive trading days. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis if on or prior to the fifth anniversary of the closing date the VWAP of the Company’s common stock equals or exceed $16.00 per share of twenty of any thirty consecutive trading days. If these conditions have not been satisfied following the fifth anniversary of the closing date, any stockholder earnout shares remaining will be canceled. As of June 30, 2022, none of the contingencies under this agreement have been met and, accordingly, no shares of common stock have been issued.

Outstanding stock options, whether vested or unvested, to purchase shares of Lightning Systems common stock under the 2019 Plan (see Note 11) converted into stock options for shares of the Company’s common stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Business Combination, after giving effect to the Exchange Ratio.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method, Gig was treated as the “acquired” company for financial reporting purposes. See Note 1 for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Lightning Systems issuing stock for the net assets of Gig, accompanied by a recapitalization. The net assets of Gig are stated at historical cost, with no goodwill or intangible assets recorded.

Prior to the Business Combination, Lightning Systems and Gig filed separate standalone federal, state and local income tax returns. As a result of the Business Combination, structured as a reverse acquisition for tax purposes, Lightning Systems became the parent of the consolidated filing group with Gig as a subsidiary.

Unless otherwise indicated, all of the Company’s common stock as well as previously issued stock options and redeemable convertible preferred stock presented in the accompanying retroactively revised consolidated statements of stockholders’ equity (deficit) or in the related notes are presented on an as- or as if-converted basis, converted at the Exchange Ratio of 0.9406 and presented as shares or awards of the Company’s common stock.

The number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	25,893,479
Less: redemption of Gig shares	(5,816,664)
Common stock Gig	20,076,815
Shares issued in PIPE Financing	2,500,000
Business Combination and PIPE Financing shares	22,576,815
Lightning Systems shares (1)	50,652,890
Total shares of common stock outstanding immediately after Business Combination	73,229,705

(1)The number of Lightning Systems shares were calculated using the Exchange Ratio contemplated in the Business Combination of approximately 0.9406.

Note 4 – Inventories

At June 30, 2022 and December 31, 2021, inventories consist of the following:

	June 30, 2022	December 31, 2021
Raw materials	$17,992	$10,802
Work in progress	1,703	2,979
Finished goods	5,472	840
Total inventories	$25,167	$14,621

The Company reduced the cost of certain inventory to net realizable value and recorded cost reductions of $682 and $98 during the three months ended June 30, 2022 and 2021, respectively, and $777 and $98 during the six months ended June 30, 2022 and 2021, respectively, which were included in “Cost of revenues.”

Note 5 – Prepaid Expenses and Other Current Assets

At June 30, 2022 and December 31, 2021, prepaid expenses and other current assets consist of the following:

	June 30, 2022	December 31, 2021
Vendor deposits	$2,878	$2,720
Prepaid insurance	3,427	1,975
Other prepaid expenses	1,911	2,324
Other current assets	35	48
Total prepaid expenses and other current assets	$8,251	$7,067

Note 6 – Property and Equipment

Cost and accumulated depreciation as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Machinery and equipment	$2,877	$1,755
Vehicles	3,258	1,754
Leasehold improvements	2,607	1,024
Computer equipment	668	298
Software	112	798
Furniture and fixtures	596	331
Capital projects in progress	1,585	957
Total cost	11,703	6,917
Accumulated depreciation and amortization	(2,544)	(2,026)
Total property and equipment, net	$9,159	$4,891

Depreciation and amortization expense associated with property and equipment is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$125	$49	$210	$87
Research and development	16	—	108	—
Selling, general and administrative	247	174	426	263
Total depreciation and amortization expense	$388	$223	$744	$350

Note 7 – Accrued Expenses and Other Current Liabilities

At June 30, 2022 and December 31, 2021, accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
Accrued professional services	$1,554	$1,645
Accrued interest	841	841
Accrued payroll and benefits	2,103	1,014
Other accrued expense	1,411	368
Warranty liability	1,212	994
Customer deposits	619	85
Deferred revenue	129	62
Current portion of finance lease obligation	175	36
Total accrued expenses and other current liabilities	$8,044	$5,045

Changes in warranty liability (included in accrued expenses and other current liabilities) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$1,191	$511	$994	$455
Charge for the period	448	380	700	591
Utilized during the period	(427)	(163)	(482)	(318)
Balance at end of period	$1,212	$728	$1,212	$728

Note 8 – Notes Payable

Notes payable as of June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022	December 31, 2021
Convertible Note	$87,863	$87,863
Facility	3,000	3,000
Total debt principal	90,863	90,863
Unamortized debt discount - Convertible Note	(22,649)	(27,055)
Unamortized debt discount - Facility	(33)	(40)
Total long-term debt	$68,181	$63,768

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

The Company has identified certain embedded derivatives related to its Convertible Note. Since the Convertible Note has a conversion feature whereby the principal amount will convert into a variable number of shares based on the future trading price of the Company’s common stock, the conversion feature is recorded as a derivative liability. Therefore, the fair value of the convertible feature at inception on May 6, 2021 in the amount of $17,063 was recorded as a debt discount and an addition to “Derivative liability” on the consolidated balance sheets. The derivative liability is adjusted to fair value each reporting period, with the changes in fair value reported in “(Gain) loss from change in fair value of derivative liability” on the consolidated statements of operations.

The following table provides a reconciliation of the beginning and ending balances for the convertible note derivative liability measured at fair value using significant unobservable inputs (Level 3):

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$17,418	$—
Initial recognition May 6, 2021	—	17,063
(Gain) Loss	(12,642)	4,267
Balance at end of period	$4,776	$21,330

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

Interest expense for the three months ended June 30, 2022 and 2021 was $3,938 and $2,307, respectively, of which $1,647 and $1,089, respectively, related to contractual interest expense and $2,291 and $1,218, respectively, related to amortization of the discount. Interest expense for the six months ended June 30, 2022 and 2021 was $7,701 and $2,307, of which $3,295 and $1,089, respectively, related to contractual interest expense and $4,406 and $1,218, respectively, related to amortization of the discount.

Facility

In October 2019, the Company entered into the Facility with a company represented on the Board of Lightning Systems. Upon consummation of the Business Combination, the company holding the Facility was no longer represented on the Board of Directors, (“ the Board”). The Facility provides for both term and working capital loans for borrowings up to $9,000 as of June 30, 2022. However, the Company’s Convertible Note requirements limit the Company’s permitted indebtedness to $5,000. Interest is payable quarterly on borrowings at a fixed annual rate of 15%. Borrowings under the Facility are secured by substantially all the Company’s assets, are subject to borrowing base limitations, and require the Company to meet certain covenants. The Facility borrowings, with a maturity date of October 21, 2024, were $3,000 as of June 30, 2022 and December 31, 2021. Interest expense related to the Facility was $115 and $435 for the three months ended June 30, 2022 and 2021, respectively, and $229 and $1,061 for the six months ended June 30, 2022 and 2021, respectively.

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

Related and Third-party 2020 short-term convertible notes payable

In August and September 2020, the Company borrowed $9,679 in the aggregate under convertible note purchase agreements from third parties ($6,454) and related parties ($3,225). The related parties included officers, a director, and individuals whose companies were represented on the Board of Lightning Systems. These convertible notes bore interest at 8%. Interest was payable monthly, with principal and unpaid interest due June 30, 2021. The notes were convertible into 5,830,723 Series C redeemable convertible preferred shares at the conversion price of $1.66 per share. These notes were subordinate to the Facility and third-party unsecured facility agreement.

The 2020 short-term notes were convertible into shares of Series C redeemable convertible preferred stock upon 1) a change in control having a value in excess of $200,000; 2) a debt or equity financing with aggregated gross proceeds in excess of $10,000; or 3) at maturity. Should the notes be converted at maturity, the debt holders would receive a beneficial conversion feature allowing the conversion at 75% of the lowest issue price. The Company recorded the beneficial conversion feature at its intrinsic value of $3,071. This was recorded as a debt discount and an addition to “Additional paid-in capital”. During the three and six months ended June 30, 2021, amortization of the debt discount of $315 and $1,296, respectively, was recorded to “Interest expense”.

As a result of the Business Combination, these convertible notes were converted to Series C redeemable convertible stock which converted into common stock based on the Exchange Ratio with the balance of $9,679 recorded to “Additional paid-in capital”. In addition, the accrued interest through the date of the closing of the Business Combination was forgiven.

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

Third-party secured promissory note

In February 2021, the Company borrowed $3,000 by entering into a promissory note with a third-party lender. The note was secured by substantially all the Company’s assets and bore an annual interest rate of 20%, of which 10% was to be paid in cash and 10% was to be paid-in-kind by adding such interest to the principal balance. Interest was to be paid quarterly beginning on April 30, 2021 until the earliest of the following events to occur: the maturity date of February 19, 2022; or 14 days after the closing of the Business Combination. The promissory note was paid upon the closing of the Business Combination.

Debt maturities

The total balance of all debt matures as follows:

Period Ending December 31,	Amount
2022 (remainder of the year)	$—
2023	—
2024	90,863
Thereafter	—
Total	$90,863

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

The Company leases its manufacturing center, distribution center, and office space (collectively “Operating Facility”) and certain information technology (“IT”) equipment under non-cancelable operating leases. The Company also leases equipment utilized in the manufacturing process under non-cancelable financing leases. These financing leases include either a bargain purchase option or the equipment reverts ownership to the Company at the end of the lease term.

The Company assesses the expected lease term at lease inception and discounts the lease using a fully-secured, annual incremental borrowing rate (or rate implicit in the lease, if readily determinable), adjusted for time value corresponding with the expected lease term. The Company elected, for all classes of underlying assets, to not apply the balance sheet recognition requirements of ASC 842, Leases, to leases with a term of one year or less, and instead, recognize the lease payments in the income statement on a straight-line basis over the lease term. The Company also elected, for certain classes of underlying assets, to combine lease and non-lease components. The Company elected to combine lease and non-lease components for its Operating Facility, IT equipment and manufacturing equipment leases.

Right-of-use assets and lease liabilities as of June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022		December 31, 2021
	Operating	Finance	Operating	Finance
Assets
Right-of-use assets, net (1)	$8,344	$970	$8,742	$208
Liabilities
Lease obligation - current portion (2)	$1,432	$175	$1,166	$36
Lease obligation - long-term portion (3)	8,594	709	9,260	159
Total lease obligations	$10,026	$884	$10,426	$195

Weighted average remaining lease terms (in years)	4.7	5.3	5.2	5.0
Weighted average discount rate	15%	4%	15%	4%

(1)Finance right-of-use assets, net are included in “Other assets” on the consolidated balance sheets.
(2)Finance lease obligation – current portion is included in “Accrued expenses and other current liabilities” on the consolidated balance sheets.
(3)Finance lease obligation – long-term portion is included in “Other long-term liabilities” on the consolidated balance sheets.

The Company’s lease cost is presented below. The Company does not have any short-term leases or leases with variable lease payments. The financing lease cost for the three and six months ended June 30, 2022 and 2021 was immaterial.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Lease Cost
Cost of revenues	$261	$156	$522	$289
Research and development	77	35	155	70
Selling, general and administrative	319	505	627	926
Total operating lease cost	$657	$696	$1,304	$1,285

The maturities of the Company’s lease liabilities are as follows:

	June 30, 2022
	Operating	Finance
2022 (remainder of year)	$1,357	$103
2023	2,912	205
2024	2,997	205
2025	3,043	160
2026	3,105	128
Thereafter	518	166
Total future minimum lease payments	13,932	967
Less: imputed interest	(3,906)	(83)
Total maturities	$10,026	$884

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

Warrants

As of June 30, 2022, there are 24,365,719 warrants outstanding, of which 14,999,970 are public warrants, 8,695,641 are Convertible Note warrants and 670,108 are private placement warrants. Each whole warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment as discussed below. Only whole warrants are exercisable. The warrants will expire at 5:00 p.m., New York City time, on May 26, 2026, the fifth anniversary of the completion of the Company’s Business Combination, or earlier upon redemption or liquidation.

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants (excluding the private placement warrants):

•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the 30-day redemption period; and
•if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Lightning Systems’ preferred shares were not redeemable at the option of the holders. However, the holders of preferred shares could request that Lightning Systems redeem all outstanding preferred shares in accordance with their liquidation preferences in the event of a deemed liquidation in which Lightning Systems did not effect a dissolution of Lightning Systems under Delaware General Corporation Law within 90 days after such deemed liquidation event. Deemed liquidation events are defined to include (i) a merger or consolidation in which Lightning Systems is a constituent party, (ii) sale, lease, exclusive license or other disposition or the sale or disposition of substantially all of Lightning Systems’ assets, or (iii) a “change in control” transaction in which then-current stockholders’ controlled less than 50% of the voting power of the entity resulting from the transaction. Accordingly, these shares were considered contingently redeemable and were classified as temporary equity.

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

See Note 8 for a description of the convertible debt conversion transactions and warrant liabilities under this Note 10 regarding warrants issued in connection with the preferred share purchases.

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

As a result of the Business Combination, the preferred Series A, B and C shares were converted to common stock based on the Exchange Ratio. As a result, the balances of $18,036, $4,101 and $35,203, respectively, were charged to “Addition paid-in capital”.

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

The following table presents information for the Common and Series C preferred warrants, that have been converted to common stock as a result of the Business Combination, and outstanding Gig private warrants that were assumed in the Business Combination:

	Number of Warrants	Warrant Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants to purchase common stock
Outstanding at December 31, 2020 (1)	610,202	$2,270	$0.27	3.3
Exercise of common warrants (1)	(69,232)	(489)	0.27	—
Change in fair value	—	3,102	—	—
Issued in connection with the Business Combination as common stock - charged to APIC	(540,970)	(4,883)	—	—
Outstanding — June 30, 2021	—	—	—	—
Warrants to purchase Series C preferred stock
Outstanding at December 31, 2020 (1)	5,938,193	$18,885	$1.76	2.7
Exercise of warrants to purchase redeemable convertible preferred stock (1)	(1,756,526)	(10,968)	1.76	—
Change in fair value	—	24,779	—	—
Issued in connection with the Business Combination as common stock - charged to APIC	(4,181,667)	(32,696)	—	—
Outstanding — June 30, 2021	—	—	—	—
Private warrants assumed through Business Combination
Outstanding at December 31, 2020	—	$—	$—	—
Warrants assumed	670,108	1,253	11.50	5.0
Change in fair value	—	255	—	—
Outstanding — June 30, 2021	670,108	1,508	11.50	4.9

Outstanding — December 31, 2021	670,108	$2,185	$11.50	4.3
Change in fair value	—	(1,314)	—	—
Outstanding — June 30, 2022	670,108	871	11.50	3.9

(1)Warrant amounts have been retroactively restated to give effect to the recapitalization transaction.

Note 11 – Stock-Based Compensation

2021 Equity Incentive Plan

In connection with the Business Combination, the stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides the Company the ability to grant incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance units, performance shares, cash-based awards and other stock-based awards. The purpose of the 2021 Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons for performing services and by motivating such persons to contribute to the growth and profitability of the Company and its subsidiaries. As of June 30, 2022, there were 17,794,239 shares reserved and 13,483,440 shares available for grant under the 2021 Plan.

2019 Equity Incentive Plan

The 2019 Equity Incentive Plan (“2019 Plan”) provided for the grant of incentive stock options, non-qualified stock options, and other awards. As a result of the Business Combination, the 2019 Plan was superseded by the 2021 Plan; therefore, no further awards will be granted under the 2019 Plan. As of June 30, 2022, there were 2,416,881 stock options previously granted and unexercised under the 2019 Plan, which remain subject to the terms and conditions of the 2019 Plan.

Compensation Expense

To date, the Company has issued stock option and restricted stock unit (“RSU”) awards. The Company recognizes stock-based compensation expense based on the fair value of the awards issued at the date of grant and amortized on a straight-line basis as the employee renders services over the requisite service period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for non-vested awards that were forfeited during the period. The following table presents the stock-based compensation related to stock option and RSU awards for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options expense
Cost of revenues	$5	$8	$10	$13
Research and development	10	16	19	22
Selling, general and administrative	192	104	384	161
Total stock options expense	$207	$128	$413	$196
Restricted stock units expense
Cost of revenues	$53	$—	$107	$—
Research and development	33	—	79	—
Selling, general and administrative	1,143	—	1,809	—
Total restricted stock units expense	$1,229	$—	$1,995	$—
Total stock-based compensation	$1,436	$128	$2,408	$196

The estimated unrecognized expense for stock options and RSUs not vested as of June 30, 2022, which will be recognized over the remaining requisite service period, is as follows:

Stock options unrecognized expense	$2,834
Stock options weighted-average remaining requisite service period (in years)	2.4
Restricted stock units unrecognized expense	$13,191
Restricted stock units weighted-average remaining requisite service period (in years)	2.9

Stock Option Awards

Stock option awards are issued to employees with an exercise price equal to the estimated fair market value per share at the date of grant and a term of 10 years. Stock option awards generally vest over 4 years. It is the Company’s policy to issue new shares upon option exercise. Changes in the Company’s stock options for the six months ended June 30, 2022 are presented in the table below.

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2022	3,209,517	$1.66
Granted	520,834	3.92
Exercised	(305,004)	0.40
Forfeited	(37,920)	0.22
Expired	(2,645)	0.34
Outstanding at June 30, 2022	3,384,782	2.14	$5,524	7.6
Vested and exercisable at June 30, 2022	1,411,811	1.11	3,117	6.3

Changes in the status of the Company’s non-vested share awards for the six months ended June 30, 2022 are presented in the table below.

	Non-vested Shares Under Option	Weighted Average Grant Date Fair Value per Share
Non-vested at January 1, 2022	2,137,050	$1.21
Granted	520,834	2.33
Vested	(646,993)	1.13
Forfeited	(37,920)	0.17
Non-vested at June 30, 2022	1,972,971	1.52

The aggregate intrinsic value of options exercised were $1,056 and $3,434 during the three months ended June 30, 2022 and 2021, respectively, and $1,162 and $3,951 during the six months ended June 30, 2022 and 2021, respectively.

A Black-Scholes option pricing model with the following assumptions was utilized to determine the fair value of options granted during the six months ended June 30, 2022.

Six Months Ended June 30,
2022
Expected volatility	61.0%
Dividend yield	0%
Risk-free interest rate	2.95%
Expected term (in years)	6.25

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

Restricted Stock Unit Awards

The Company grants RSU awards to employees that generally vest over 3 years. RSU awards are valued based on the closing market price of the Company’s common stock on the grant date.

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2022	935,148	$7.59
Granted	2,341,110	4.02
Released	(270,484)	6.98
Forfeited	(39,140)	8.11
Outstanding at June 30, 2022	2,966,634	4.82

Other Employee Benefits - 401(k) Savings Plan

The Company has an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 21. Under the 401(k) Plan, employees may make voluntary contributions based on a percentage of their pretax income, subject to statutory limitations. The Company matches 100% for the first 3% of each employee’s contribution and 50% for the next 2% of each employee’s contribution. The Company’s cash contributions are fully vested upon the date of match. The Company made matching cash contributions of $200 and $83 for the three months ended June 30, 2022 and 2021, respectively, and $365 and $143 for the six months ended June 30, 2022 and 2021, respectively.

Note 12 – Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred taxable losses since inception. The Company’s effective income tax rate was 0% for the three and six months ended June 30, 2022 and 2021 and the realization of any deferred tax assets is not more likely than not.

Note 13 – Earnings (Loss) per Common Share

Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of potentially dilutive common shares that could result from the exercise of outstanding stock options and warrants, vesting of restricted stock and conversion of convertible notes. No potentially dilutive common shares are included in the computation of any diluted per share amount when a loss is reported, which was the case for the three and six months ended June 30, 2021. The Company applied the treasury stock method to account for the dilutive impact of its options, warrants and restricted stock units and the if-converted method for its Convertible Note.

The following table reconciles the earnings (loss) and number of common shares used to calculate basic and diluted earnings per common share attributable to the Company’s shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic earnings per common share:
Net income (loss) - basic	$35,738	$(46,058)	$24,982	$(73,494)
Weighted shares outstanding - basic	75,408,116	58,560,928	75,268,854	45,924,405
Basic earnings (loss) per common share	$0.47	$(0.79)	$0.33	$(1.60)

Diluted earnings per common share:
Net income (loss) - basic	$35,738	$(46,058)	$24,982	$(73,494)
Add: Convertible Note interest expense, net of tax	3,938		7,701
Reverse: Change in fair value of derivative liability	(10,087)		(12,642)
Net income (loss) - diluted	$29,589	$(46,058)	$20,041	$(73,494)
Weighted shares outstanding - basic	75,408,116	58,560,928	75,268,854	45,924,405
Add: Dilutive effects of stock options and restricted stock units	2,161,848		2,372,201
Add: Dilutive effects of if-converted Convertible Note	7,640,246		7,640,246
Weighted shares outstanding - diluted	85,210,210	58,560,928	85,281,301	45,924,405
Diluted earnings (loss) per common share	$0.35	$(0.79)	$0.23	$(1.60)

The Company excluded the following potential common shares from the computation of diluted earnings (loss) per share for the periods indicated below because including them would have had an anti-dilutive effect. The Company also excluded the earnout shares as they are not currently issued and outstanding and will not be issued until satisfaction of the applicable stock price levels as described in Note 3. As a result of the Business Combination, the underlying shares have been retroactively restated to give effect to the recapitalization based on the Exchange Ratio.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible notes payable	—	8,695,652	—	8,695,652
Outstanding warrants	24,365,719	24,365,719	24,365,719	24,365,719
Stock options	946,560	3,500,121	946,560	3,500,121
Restricted stock units	915,322	—	799,823	—
Total anti-dilutive stock	26,227,601	36,561,492	26,112,102	36,561,492

Note 14 – Commitments and Contingencies

Firm Purchase and Other Commitments

The Company is party to firm purchase commitments with some of its suppliers. A firm purchase commitment represents an agreement that specifies all significant terms, including price and timing of the transactions, and includes a disincentive for non-performance that is sufficiently large to make performance probable. This disincentive is generally in the form of a take-or-pay provision, which requires the Company to pay for committed volumes regardless of whether the Company actually acquires the materials. The Company evaluates these agreements and records a loss, if any, on firm purchase commitments using the same lower of cost or market approach as that used to value inventory.

The Company is currently in negotiations with certain suppliers to either blend and extend or terminate some of its future commitments due to supply chain constraints and cost increases for both parties. A significant portion of the Company’s 2023, 2024 and 2025 commitment is associated with an agreement that contractually requires re-negotiation due to significant increases in inflation. The Company has not recognized any losses associated with future penalties, as it is more likely than not that that the Company will not have to pay penalties resulting from not meeting these firm commitments.

However, if negotiations are not successful, the Company may incur losses in future periods.

The Company also has other commitments, including marketing and software subscription agreements and equipment leases. The equipment leases included here only relate to leases for which the equipment had not yet been delivered to the Company as of June 30, 2022. Since the Company did not receive the equipment, the related right-of-use asset and lease liability were not recognized as of June 30, 2022. However, the Company was still committed to the financing arrangement. All other financial commitments under leasing arrangements are described in Note 9.

The amounts in the table below represent the Company’s future minimum commitments.

	As of June 30, 2022
	Firm Purchase	Other	Total
2022 (remainder of the year)	$15,448	$313	$15,761
2023	79,191	500	79,691
2024	57,620	125	57,745
2025	82,000	25	82,025
2026	—	25	25
Thereafter	—	12	12
Total	$234,259	$1,000	$235,259

Legal Proceedings

Aside from these proceedings described below, the Company may be involved in legal matters arising in the ordinary course of business from time to time. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation will not have a material adverse effect on its business, financial condition or results of operations. The Company records an accrual for legal contingencies when it determines that it is probable that it has incurred a liability and it can reasonably estimate the amount of the loss.

On August 4, 2021, a purported stockholder of the Company filed a putative class action complaint in the Delaware Chancery Court, captioned Delman v. GigCapitalAcquisitions3, LLC, et al. (Case No. 2021-0679) on behalf of a purported class of stockholders. The lawsuit names GigCapitalAcquisitions3, LLC and the Company’s former directors Dr. Katz, Dr. Dinu, and Messrs. Betti-Berutto, Mikulsky, Miotto and Wang, as defendants. The lawsuit alleges that the defendants breached their fiduciary duty stemming from Gig’s merger with Lightning Systems and unjust enrichment of certain of the defendants. The lawsuit seeks, among other relief, unspecified damages, redemption rights, and attorneys’ fees. Neither the Company nor any of its current officers or directors are parties to the lawsuit. The Company’s former directors are subject to certain indemnification obligations of the Company.

In addition, on October 15, 2021, the Company and certain of its officers were named as defendants in a putative securities class action. The action is pending in the U.S. District Court for the District of Colorado, and is captioned Shafer v. Lightning eMotors, Inc., et al., Case No. 1:21-cv02774. The lawsuit alleges violations of Sections 10(b), Section 14(a) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder for purported false or misleading statements regarding the Company’s business operations and financial condition. A related lawsuit captioned Cohen v. Lightning eMotors, Inc., et al., Case No. 1:21-cv-03215, was filed in the United States District Court for the District of Colorado on December 1, 2021. On December 17, 2021, the Cohen lawsuit was consolidated with the Shafer lawsuit. On April 22, 2022, the court appointed a lead plaintiff in the consolidated lawsuit. The lead plaintiff’s filed a consolidated complaint on May 20, 2022. On July 13, 2022, the Company and the other defendants filed a motion to dismiss the class action. The plaintiffs seek damages in an unspecified amount, attorneys’ fees, and other remedies. The Company believes the allegations are without merit and intends to defend vigorously against such allegations.

The Company has received a subpoena from the Securities and Exchange Commission (“SEC”) requesting certain information about the Company’s business (including historical and projected performance, among other things) as part of a non-public fact-finding investigation. The Company is cooperating fully with the SEC’s investigation. The SEC has informed the Company that its investigation and subpoena does not mean that the SEC has concluded that anyone has violated the law, or that it has a negative opinion of any person, entity or security. At this point, the Company cannot predict the eventual scope, duration, or outcome of this matter.

Item 2. Management’s Discussion of Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our” or the “Company” are to Lightning eMotors, Inc., together with its wholly owned subsidiaries, except where the context requires otherwise. The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 30, 2022.

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to the risks described in our annual report on Form 10-K, including, but not limited to: the impact of the COVID-19 pandemic on the overall economy and our results of operations; our ability to become profitable; our ability to disrupt the commercial vehicle medium-duty powertrain market; our ability to control costs of our operations; our ability to obtain sufficient supplies of chassis, motors, batteries and other critical components for the manufacture of our vehicles and powertrains; an increase in the cost of raw materials due to inflation; the number of orders placed by our commercial fleet customers; our ability to raise additional funds; the market acceptance of our products; the availability of government grants, loans or other incentives; the ability of our solutions to reduce carbon intensity and greenhouse gas emissions and other risks and uncertainties.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. These forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Overview

We are a leading electrification solutions provider committed to enabling the eradication of commercial vehicle emissions, one of the top contributors of greenhouse gas emissions in the transportation sector according to the U.S. Environmental Protection Agency. We design and manufacture zero-emission vehicles, or ZEVs, including battery electric and fuel cell electric vehicles, and charging infrastructure solutions for commercial fleets, large enterprises, original equipment manufacturers and governments. Our product offerings range from Class 3-5 cargo and passenger vehicles and school buses, Class 5 and 6 work trucks and buses and Class 7 city buses and motorcoaches. Our ongoing focus has been on providing a broad range of ZEV platforms and charging solutions to help fleets reduce emissions, lower operating costs and improve energy efficiency.

We started in 2008 as a manufacturer of hybrid systems for commercial vehicles, and in 2017, customer feedback led us to understand that hybrid systems did not adequately address the growing issue of urban air pollution from commercial vehicle fleets. In 2017, we redirected our efforts to focus exclusively on the attractive market opportunity in ZEVs. We leveraged nearly 10 years of extensive knowledge and production infrastructure from developing and implementing hybrid commercial vehicles to successfully adapt to ZEVs. To date, all of our platforms have been fully certified as ZEVs by the California Air Resource Board, the clean air agency that defines vehicle emission standards. We currently maintain nine Executive Orders, which are required to sell ZEVs in California as well as various other states. As of July 31, 2022, we had approximately 300 vehicles on the road with over 2 million miles driven.

We believe we are the only full-range manufacturer of Class 3 to 7 BEV and FCEV in the United States, and we provide end-to-end electrification solutions, including advanced analytics software and mobile charging solutions. We combine an internally developed optimized modular software, which can be used in multiple platforms and applications, with hardware designs, that we believe, allows us to address a diverse range of opportunities in the markets in which we operate in a cost-effective manner with a significant time-to-market advantage. Our manufacturing facility has the capacity to produce 1,500 ZEVs per year on one eight-hour shift. The same facility and equipment can produce 3,000 ZEVs annually by increasing labor to two eight-hour shifts. We believe that with full utilization of our facilities combined with our ability to lease more space on our current campus, and with our OEM customers’ installation capacities, we will have the capacity to scale production to 20,000 vehicles and powertrains per year. Over the long term, we believe that we will be able to leverage our significant investment in manufacturing capacity to increase production output, leverage our fixed overhead and improve profitability from the sale of our products. In addition, we have also built an ecosystem of supply-chain partners and specialty vehicle partners which are instrumental to our growth.

Recent Developments

During the three months ended June 30, 2022, we produced 69 ZEVs, of which 5 are for our internal use, and 5 powertrains; and we sold 31 ZEVs and 5 powertrains. During the six months ended June 30, 2022, we produced 144 ZEVs, of which 8 are for our internal use, and 5 powertrains; and we sold 99 ZEVs and 5 powertrains. We produced more ZEVs than we sold during the three and six months ended June 30, 2022 due to customer financing delays. We are continuing to expand our product offerings and seek applications for our modular software and hardware. Using our modular customization strategy, we are able to adapt relatively quickly to new customers’ needs, vehicle configurations or uses.

In March 2022, we expanded our partnership with Forest River to offer a factory-certified all-electric repower program for shuttle buses and passenger vans. Forest River manufactures shuttle buses, recreational vehicles, cargo trailers, utility trailers and pontoon boats, and with currently more than 50,000 vehicles, is the dominant manufacturer of shuttle buses across US and Canada. Many of those buses have been highly customized with wheel-chair lifts, roof-top air conditioners and other equipment. Repowering these vehicles not only reduces emissions, it also preserves the prior investment and extends the life of the vehicle all while reducing costs for the customer.

Repowering gas and diesel-powered commercial vehicles has been common practice for many years since the chassis and body often outlast the powertrains, while repowering vehicles with electric powertrains remains a largely untapped opportunity for many fleet operators.

In May 2022, we announced a partnership with Perrone Robotics to offer Class 3 to 7 commercial fleet customers self-driving, electric fleet vehicles that can be deployed for a wide range of dedicated uses. The partnership expands our zero-emissions platform offerings to include Perrone’s AV-powered technology, TONY®, a vehicle-independent retrofit kit designed to enable vehicles to transport people and goods in geo-fenced and dedicated driving routes. Vehicles equipped with Perrone’s self-driving technology embedded into our vehicles for both cargo and passenger uses can be ordered immediately.

In June 2022, we announced the expanding deployment of repowered Class 3 passenger vans and Class 7 motorcoaches across the Bay Area and northern California. The all-electric vehicles are either in service already or soon to be in service with several of the largest tech companies in the Bay Area.

In July 2022, we unveiled our second-generation Lightning Mobile chargers for commercial and consumer electric vehicles. The first-of-its-kind mobile DC fast charger offers rapid deployment of reliable charging capabilities in locations where static charging stations are not possible or that only have Level 2 power available—all without the constraints associated with installing static charging stations. Each modular unit offers between 105 to 420 kWh battery capacity and provides the option of up to 5 DC fast-charging outputs. The new systems are currently available to order for delivery in late 2022.

In July 2022, we also agreed with our long-term customer Collins Bus to expand their zero-emission Type A electric school bus offering to include both GM and Ford chassis as a result of the chassis shortage we experienced.

Closing of Business Combination

On December 10, 2020, Lightning Systems, Inc. entered into the business combination agreement with GigCapital3, Inc. and its wholly owned subsidiary Project Power Merger Sub, Inc. Pursuant to the business combination agreement, the stockholders of Gig approved the transaction on April 21, 2021, and the transaction closed on May 6, 2021, or the Business Combination. As a result, Merger Sub was merged with and into Lightning Systems and the separate corporate existence of Merger Sub ceased, and Lightning Systems continued as the surviving corporation of the Business Combination. The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, Gig was treated as the acquired company for financial statement reporting purposes, and Lightning Systems was deemed the accounting predecessor. The combined entity became the successor SEC registrant, meaning that Lightning Systems’ financial statements for previous periods are disclosed in the registrant’s periodic reports filed with the SEC after closing. On May 6, 2021, and in connection with the closing of the Business Combination, Gig changed its name to Lightning eMotors, Inc. See Note 1 and Note 3 to the Consolidated Financial Statements for more detail on the Business Combination.

As a result of the Business Combination, Lightning Systems became our wholly owned subsidiary. We are a NYSE-listed company with our common stock registered under the Exchange Act.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Revenues	$3,536	$5,923	$(2,387)	(40)%
Cost of revenues	4,889	7,048	(2,159)	(31)%
Gross loss	(1,353)	(1,125)	(228)	(20)%
Operating expenses
Research and development	1,810	743	1,067	144%
Selling, general and administrative	12,559	16,026	(3,467)	(22)%
Total operating expenses	14,369	16,769	(2,400)	(14)%
Loss from operations	(15,722)	(17,894)	2,172	12%
Other (income) expense, net
Interest expense, net	3,849	3,940	(91)	(2)%
(Gain) loss from change in fair value of warrant liabilities	(1,126)	7,596	(8,722)	nm*
(Gain) loss from change in fair value of derivative liability	(10,087)	4,267	(14,354)	nm*
(Gain) loss from change in fair value of earnout liability	(44,131)	12,376	(56,507)	nm*
Other expense (income), net	35	(15)	50	nm*
Total other (income) expense, net	(51,460)	28,164	(79,624)
Net income (loss)	$35,738	$(46,058)	$81,796

*Not meaningful

Revenues

Revenue is primarily derived from the sale of our ZEVs. Our total revenue decreased by $2.4 million, or 40%, from $5.9 million during the three months ended June 30, 2021 to $3.5 million during the three months ended June 30, 2022. The decrease in revenues was principally related to the sale of 31 ZEVs, primarily Class 3, during the three months ended June 30, 2022 as compared to the sale of 36 ZEVs, primarily Class 4 and Class 5, during the three months ended June 30, 2021, which had a higher sales price. The decrease in ZEV sales for the three months ended June 30, 2022 compared to the prior year period was primarily the result of chassis and other component shortages and customer financing delays.

Cost of Revenues

Cost of revenues includes direct costs (parts, material, and labor); indirect manufacturing costs (manufacturing overhead, depreciation and plant operating lease expense); shipping, field services, logistics and warranty costs.

Cost of revenues decreased by $2.2 million, or 31%, from $7.0 million during the three months ended June 30, 2021 to $4.9 million during the three months ended June 30, 2022. The decrease in the cost of revenues was primarily related to a decrease in revenue during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, offset by an increase in factory overhead and other fixed costs during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Research and Development

Research and development expenses consist primarily of costs incurred for the discovery and development of our zero-emission powertrain solutions and the production thereof, which principally include personnel-related expenses including salaries, benefits, travel and stock-based compensation, for personnel performing research and development activities; expenses related to materials, supplies and testing; and consulting and occupancy expenses.

Research and development expenses increased by $1.1 million or 144%, from $0.7 million in the three months ended June 30, 2021 to $1.8 million in the three months ended June 30, 2022. The increase was primarily due to an increase in our engineering headcount year-over-year, as we continue to advance the development and design of our products, refine and improve our production processes and enhance our in-house engineering capabilities.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel-related expenses for our corporate, executive, engineering, finance, sales, marketing, program management support, and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for information technology, facilities, insurance, depreciation, amortization, travel, and sales and marketing costs. Personnel-related expenses consist of salaries, payroll taxes, benefits, and stock-based compensation. We expect our selling, general and administrative expenses to increase for the foreseeable future as we increase headcount and expenses with the growth of our business, drive for productivity improvements, acquisition of new and retention of existing customers and the additional costs associated with being a public company, which include, among other things, increases in headcount for administration and increases in legal and professional services, accounting and audit fees and liability insurance.

Selling, general and administrative expenses decreased by $3.5 million or 22%, from $16.0 million during the three months ended June 30, 2021 to $12.6 million during the three months ended June 30, 2022. The three months ended June 30, 2021 included one-time fees of $9.1 million associated with the closing of the Business Combination. Excluding the one-time fees, selling, general and administrative expenses increased by $5.6 million during the three months ended June 30, 2022, primarily due to an increase in employee headcount in sales and administration to support the planned growth in sales and production, and the expenses associated with being a public company.

Interest Expense, net

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

Interest expense decreased to $3.8 million for the three months ended June 30, 2022 from $3.9 million for the three months ended June 30, 2021. Interest expense for the three months ended June 30, 2022 included $3.9 million of accrued interest and discount amortization related to the Convertible Note and $0.1 million of interest expense associated with the Facility, offset by $0.2 million of interest income on our cash equivalents. Interest expense for the three months ended June 30, 2021 included $2.3 million of accrued interest and discount amortization related to the Convertible Note which was only outstanding after the closing of the Business Combination in May 2021, $0.3 million of discount amortization associated with the short-term convertible notes converted at the close of the Business Combination, $0.9 million for the early payment of interest associated with loans paid off in the Business Combination and $0.4 million of interest expense associated with the term note and working capital facility.

Change in Fair Value of Warrant Liabilities

The gain from change in fair value of warrant liabilities of $1.1 million for the three months ended June 30, 2022 represents the change in fair value of the Gig private warrants that were assumed in the Business Combination. The loss from change in fair value of warrant liabilities of $7.6 million for the three months ended June 30, 2021 represents a loss of $7.3 million from the change in fair value of the outstanding common and preferred warrants, which were converted to common stock as a result of the Business Combination, and a loss of $0.3 million from the change in fair value of the Gig private warrants assumed in the Business Combination. These changes in fair value reflect the impact of the marking-to-market of the warrant liability.

Change in Fair Value of Derivative Liability

The change in fair value of the derivative liability reflected a gain of $10.1 million during the three months ended June 30, 2022 and a loss of $4.3 million during the three months ended June 30, 2021. These changes reflect the impact of the marking-to-market of the underlying derivative embedded in the Convertible Note.

Change in Fair Value of Earnout Liability

The change in fair value of the earnout liability reflected a gain of $44.1 million during the three months ended June 30, 2022 and a loss of $12.4 million during the three months ended June 30, 2021. These changes reflect the impact of the marking-to-market of the earnout shares.

Results of Operations

Comparison of Six Months Ended June 30, 2022 and 2021

The following table sets forth our historical operating results for the periods indicated:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Revenues	$8,948	$10,514	$(1,566)	(15)%
Cost of revenues	12,611	12,366	245	2%
Gross loss	(3,663)	(1,852)	(1,811)	(98)%
Operating expenses
Research and development	3,752	1,391	2,361	170%
Selling, general and administrative	24,158	19,946	4,212	21%
Total operating expenses	27,910	21,337	6,573	31%
Loss from operations	(31,573)	(23,189)	(8,384)	(36)%
Other (income) expense, net
Interest expense, net	7,710	5,551	2,159	39%
(Gain) loss from change in fair value of warrant liabilities	(1,314)	28,135	(29,449)	nm*
(Gain) loss from change in fair value of derivative liability	(12,642)	4,267	(16,909)	nm*
(Gain) loss from change in fair value of earnout liability	(50,303)	12,376	(62,679)	nm*
Other income, net	(6)	(24)	18	nm*
Total other (income) expense, net	(56,555)	50,305	(106,860)
Net income (loss)	$24,982	$(73,494)	$98,476

*Not meaningful

Revenues

Our total revenue decreased by $1.6 million, or 15%, from $10.5 million during the six months ended June 30, 2021 to $8.9 million during the six months ended June 30, 2022. The decrease in revenue was principally related to the mix of ZEV sales during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. During the six months ended June 30, 2022, we sold 99 ZEVs primarily in Class 3 compared to the sale of 67 ZEVs in Classes 3, 4 and 5 during the six months ended June 30, 2021 which had a higher sales price. In addition, revenues decreased as a result of chassis and other component shortages and customer financing delays during the six months ended June 30, 2022.

Cost of Revenues

Cost of revenues increased by $0.2 million, or 2%, from $12.4 million during the six months ended June 30, 2021 to $12.6 million during the six months ended June 30, 2022. The increase in the cost of revenues was primarily related to an increase in factory overhead and other fixed costs during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Research and Development

Research and development expenses increased by $2.4 million, or 170%, from $1.4 million in the six months ended June 30, 2021 to $3.8 million in the six months ended June 30, 2022. The increase was primarily due to an increase in our engineering headcount year-over-year, as we continue to advance the development and design of our vehicles, refine and improve our production processes and enhance our in-house engineering capabilities.

Selling, General and Administrative

Selling, general and administrative expenses increased by $4.2 million, or 21%, from $19.9 million during the six months ended June 30, 2021 to $24.2 million during the six months ended June 30, 2022. The six months ended June 30, 2021 included one-time fees of $9.1 million associated with the closing of the Business Combination. Excluding the one-time fees, selling, general and administrative expenses increased by $13.3 million during the six months ended June 30, 2022 primarily due to an increase in employee headcount in sales and administration to support the planned growth in sales and production. In addition, we incurred, among other things, increases in legal, professional services, accounting and audit fees and liability insurance associated with being a public company.

Interest Expense, net

Interest expense increased to $7.7 million for the six months ended June 30, 2022 from $5.6 million for the six months ended June 30, 2021. The increase was primarily due to an increase of $5.4 million of accrued interest and amortization of the discount related to the Convertible Note during the six months ended June 30, 2022 as the Convertible Note was only outstanding after the closing of the Business Combination in the prior year period. This increase was offset by prior period interest expense of $1.3 million of amortization of the discount associated with the short-term convertible notes converted at the close of the Business Combination and $0.9 million for the early payment of interest associated with loans paid off in the Business Combination. In addition, interest expense on the term note and working capital facility decreased by $0.8 million due to a decrease in the facility principal balance.

Change in Fair Value of Warrant Liabilities

The gain from change in fair value of warrant liabilities of $1.3 million for the six months ended June 30, 2022 represents the change in fair value of the Gig private warrants that we assumed in the Business Combination. The loss from change in fair value of warrant liabilities of $28.1 million for the six months ended June 30, 2021 represents a loss of $27.8 million from the change in fair value of the outstanding common and preferred warrants, which were converted to common stock as a result of the Business Combination and a loss of $0.3 million from the change in fair value of the Gig private warrants assumed in the Business Combination. These changes in fair value reflect the impact of the marking-to-market of the warrant liability.

Change in Fair Value of Derivative Liability

The change in fair value of the derivative liability reflected a gain of $12.6 million during the six months ended June 30, 2022 and a loss of $4.3 million during the six months ended June 30, 2021. These changes reflect the impact of the marking-to-market of the underlying derivative embedded in the Convertible Note.

Change in Fair Value of Earnout Liability

The change in fair value of the earnout liability reflected a gain of $50.3 million during the six months ended June 30, 2022 and a loss $12.4 million during the six months ended June 30, 2021. These changes reflect the impact of the marking-to-market of the earnout shares.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures, as defined in Item 10(e) of Regulation S-K, are useful in evaluating our operational performance. We use the following non-GAAP financial information among other operational metrics to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance.

EBITDA, Adjusted EBITDA and Adjusted Net Loss

We define EBITDA as net income (loss) before depreciation and amortization and interest expense. We define adjusted EBITDA as net income (loss) before depreciation and amortization, interest expense, stock-based compensation, gains or losses related to the change in fair value of warrant, derivative and earnout share liabilities and other non-recurring costs determined by management, such as Business Combination related expenses. We define adjusted net loss as net income (loss) adjusted for stock-based compensation expense, gains or losses related to the change in fair value of warrant, derivative and earnout share liabilities and certain other non-recurring costs determined by management, such as Business Combination related expenses. We believe EBITDA, adjusted EBITDA and adjusted net loss are meaningful metrics intended to supplement measures of our performance that are neither required by, nor presented in accordance with, GAAP. We believe that using EBITDA, adjusted EBITDA and adjusted net loss provide an additional tool for investors to use in evaluating ongoing operating results and trends while comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA, adjusted EBITDA and adjusted net loss we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of EBITDA, adjusted EBITDA and adjusted net loss may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA, adjusted EBITDA and adjusted net loss in the same fashion.

Because of these limitations, EBITDA, adjusted EBITDA and adjusted net loss should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA, adjusted EBITDA and adjusted net loss on a supplemental basis. No undue reliance should be placed on these non-GAAP measures.

The following table reconciles net income (loss) to EBITDA and adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$35,738	$(46,058)	$24,982	$(73,494)
Adjustments:
Depreciation and amortization	407	224	768	350
Interest expense, net	3,849	3,940	7,710	5,551
EBITDA	$39,994	$(41,894)	$33,460	$(67,593)
Stock-based compensation expense	1,436	128	2,408	196
(Gain) loss from change in fair value of warrant liabilities	(1,126)	7,596	(1,314)	28,135
(Gain) loss from change in fair value of derivative liability	(10,087)	4,267	(12,642)	4,267
(Gain) loss from change in earnout liability	(44,131)	12,376	(50,303)	12,376
Business Combination expense	—	9,098	—	9,098
Adjusted EBITDA	$(13,914)	$(8,429)	$(28,391)	$(13,521)

The following table reconciles net income (loss) to adjusted net loss for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$35,738	$(46,058)	$24,982	$(73,494)
Adjustments:
Stock-based compensation expense	1,436	128	2,408	196
Business Combination expense	—	9,098	—	9,098
(Gain) loss from change in fair value of warrant liabilities	(1,126)	7,596	(1,314)	28,135
(Gain) loss from change in fair value of derivative liability	(10,087)	4,267	(12,642)	4,267
(Gain) loss from change in earnout liability	(44,131)	12,376	(50,303)	12,376
Adjusted net loss	$(18,170)	$(12,593)	$(36,869)	$(19,422)

Liquidity and Capital Resources

As of June 30, 2022, we had $125.4 million in cash and cash equivalents compared to $168.5 million as of December 31, 2021. For the six months ended June 30, 2022, we had net income of $25.0 million. Cash flow used in operating activities was $39.2 million for the six months ended June 30, 2022. We had positive working capital of $148.1 million as of June 30, 2022, primarily as a result of the Business Combination. Our accumulated deficit amounted to $156.6 million as of June 30, 2022.

Sources of Liquidity

Since our inception, we have financed our operations primarily from debt financing and the sales of common and convertible preferred shares. We closed the Business Combination on May 6, 2021 pursuant to which we added $216.8 million of cash, net of redemptions, to the balance sheet.

As of June 30, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $125.4 million. We believe our cash and cash equivalents balance will be sufficient to continue to execute our business strategy over the next twelve months.

Liquidity Requirements

In the near and long-term, we will require additional capital to fund the growth and scaling of our manufacturing facilities and operations; further develop our products and services, including those for orders in our order backlog; and fund potential strategic investments and acquisitions. Until we can generate sufficient cash flow from operations, we expect to finance our operations through a combination of the merger proceeds we received from the Business Combination as well as from additional public offerings, debt financings or other capital markets transactions, collaborations or licensing arrangements. The amount and timing of our future funding requirements depend on many factors, including the pace and results of our development efforts and our ability to scale our operations.

We cannot provide any assurance that additional capital will be available on commercially acceptable terms, if at all. If we are unable to secure additional capital, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our continued efforts to commercialize our products, which is critical to the realization of our business plan and our future operations.
Material Cash Requirements

From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of components and raw materials to be used in the manufacture of our products. To provide flexibility in our development and production plan and opportunities to renegotiate pricing, we generally do not have binding and enforceable purchase orders beyond the near term. However, in order to secure raw materials vital to our products, we have entered into multi-year minimum purchase commitments with some of our suppliers. If we fail to meet the minimum purchase commitments, we must pay a penalty. As of June 30, 2022, the minimum purchase commitment for the next twelve months is $34.8 million under these agreements. However, we are currently in negotiations with certain suppliers to either blend and extend or terminate some of our future commitments due to supply chain constraints and cost increases for both parties. See Note 14 to the Consolidated Financial Statements for additional information.

Our capital expenditures are typically difficult to project beyond the short term given potential supply chain constraints and market conditions. We estimate our total capital expenditures for the year 2022 to be between $10 and $12 million for development and production activities.

Debt

As of June 30, 2022, we had outstanding $87.9 million of principal indebtedness associated with our Convertible Notes, which mature on May 15, 2024. We are obligated to make semi-annual interest payments of $3.3 million in May and November through maturity based on an annual interest rate of 7.5%. We also had outstanding $3.0 million of principal indebtedness associated with our Facility, which matures on October 21, 2024. We are obligated to make quarterly interest payments of $0.1 million through maturity based on an annual interest rate of 15%. See Note 8 to the Consolidated Financial Statements for additional information.

Leases

We have one material lease commitment, an operating lease covering our manufacturing center, distribution center and office space. We also have an operating lease for IT equipment and finance leases for manufacturing equipment. As of June 30, 2022, our total minimum lease commitments were $14.9 million, with $3.0 million due in the next twelve months. See Note 9 to the Consolidated Financial Statements for additional information.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2022	2021
	(dollar amounts in thousands)
Net cash used in operating activities	$(39,178)	$(33,674)
Net cash used in investing activities	(3,930)	(1,436)
Net cash (used in) provided by financing activities	(20)	236,540
Net (decrease) increase in cash	$(43,128)	$201,430

Cash Flows Used In Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 was $39.2 million and $33.7 million, respectively. Cash flows from operating activities are significantly affected by revenue levels, mix of products and services, and investments in the business in research and development and selling, general and administrative costs in order to develop products and services, improve manufacturing capacity and efficiency, and support revenue growth. With respect to the six months ended June 30, 2022, increases in net cash used in operating activities, in comparison to the corresponding prior period, were principally driven by a decrease in revenues and increases in cost of revenues and selling, general and administrative expenses, as described in more detail above.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was $3.9 million and $1.4 million, respectively. Cash flows from investing activities relate to capital expenditures to support revenue growth as we invest in and expand our business and infrastructure.

Cash Flows From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 was de minimis. Net cash provided by financing activities for the six months ended June 30, 2021 was $236.5 million and consisted of net proceeds of $142.8 million from the Business Combination and PIPE Financing, proceeds of $95.0 million from the issuance of the Convertible Note, proceeds from Facility borrowings of $7.0 million, proceeds from the exercise of warrants of $3.3 million, offset by payments on our previous outstanding notes payable of $11.5 million and payments related to lease obligations of $0.1 million.

Backlog

As of July 31, 2022, we had $169.3 million of order backlog comprised of ZEVs, zero-emission powertrains and/or charging systems of approximately 1,500 units. Our order backlog is generally comprised of non-binding agreements and purchase orders from customers. In addition, some of our order backlog has contingencies, including completing a successful pilot program, obtaining third-party financing or obtaining government grants, such as the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project. Although the order backlog, in most cases, does not constitute a legal obligation and, in some cases, may have contingencies, we believe the amounts included in our order backlog are firm, even though the non-binding orders may be cancelled or delayed by customers without penalty. We may elect to permit cancellation of orders without penalty where management believes it is in our best interest to do so. On a case-by-case basis and at our sole discretion, we have held partial deposits for purchase orders from customers.

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

Material Trends and Uncertainties

The impact of current macroeconomic factors on our business - including increasing inflation and interest rates which affect the demand of its ZEVs, supply chain constraints, and geopolitical events - is uncertain. In addition, although the impact is lessening, the extent to which the COVID-19 pandemic may impact our business in future periods remains uncertain and unpredictable. Our outlook for future growth in ZEVs depends upon the various economic and regulatory conditions, and on our ability to manage through supply chain issues that have, and will continue to, limit the level to which we can increase output in the near term. Our long-term outlook remains positive as we believe the adoption of alternative fuel vehicles and the electric vehicle market will continue to grow.

Supply-Chain challenges. We have been experiencing significant delivery delays from our suppliers since April 2020. In addition, we often do not get informed of delivery delays until or after the expected delivery dates and have, at times, also experienced deliveries in advance of expected delivery dates without prior notice (for orders that were previously delayed), which does not allow for adequate planning. We have also been experiencing shortages of chassis and other components. We have increased our raw material inventories and added new suppliers, however, adding new suppliers, especially for chassis, increases cost and delays production. We expect supply chain challenges will continue for the foreseeable future.

Inflation and interest rates. We are experiencing cost increases due to inflation resulting from various supply chain disruptions and other disruptions caused by COVID-19 and general global economic conditions. The cost of raw materials, manufacturing equipment, labor and shipping and transportation has increased considerably. We expect higher than recent years’ levels of inflation to persist for the foreseeable future. If we are unable to fully offset higher costs through price increases or other measures, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows. Interest rates have also increased considerably. The increase in inflation and interest rates impacts the demand for our ZEVs, as customers may delay purchasing ZEVs and/or have difficulty financing their ZEV purchases.

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

We believe that there have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2022 as compared to those disclosed in Note 1 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021.

Emerging Growth Company Status

We are an emerging growth company, or EGC, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As an EGC, we are permitted to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a small reporting company defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of regulation S-K, we are not required to provide the information requested by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with participation from our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our design and operation of the Company’s disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information with respect to this Part II, Item 1 can be found in Note 14 to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the additional risk factors discussed below as well as the factors discussed in Part 1, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2021. Other than the risks set forth below, there have been no material changes from risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021. The risks discussed in our most recent annual report on Form 10-K are not the only risks facing us. There may be additional risks and uncertainties that are not currently known to us or that we currently consider to be insignificant that could materially and adversely affect our business, financial condition, or operating results in the future.

High inflation could negatively affect our operations and results.

We have been impacted by changes in prices of finished product inventory from our suppliers and logistics as well as other inflationary factors such as increased labor and overhead costs. We evaluate the need for price changes to offset these inflationary factors while taking into account the competitive landscape. Increased inflation may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results from operations and cash flows would be materially impacted. For example, in 2021 and continuing into 2022, the United States has experienced a rapid increase in inflation levels of over 8.6%, which is now at a 40-year historic high. Such heightened inflationary levels may negatively impact consumer disposable income and discretionary spending and, in turn, reduce consumer demand for our products and increase our costs. Additionally, inflation may cause consumers to reduce discretionary spending, which could cause decreases in demand for our products.

Increases in the price of materials and components used in the production of our products could negatively impact our profit margin on the sale of our products.

A significant portion of our business depends on the adequate supply of numerous specialty and other parts and components at cost effective prices such as chassis, batteries, and motors for our ZEVs. Our manufacturing operations depend on our ability to obtain timely deliveries of materials in acceptable quantities and quality from our suppliers. In addition, the cost of our finished goods have increased due to rising inflation, increased cost of shipping, component price increases and increases in the cost of labor. Some of our supplier agreements have escalation clauses and minimum purchase commitments pursuant to which we are obligated to purchase a certain number of parts at prices that may increase. A significant portion of our 2023, 2024 and 2025 commitment is associated with an agreement that contractually requires re-negotiation due to significant increases in inflation. Further, prices for materials may continue to increase due to the increased demand of certain raw materials, such as lithium, the armed conflict in Ukraine, and trends in the global economy, among other reasons. If we are not able to negotiate lower costs, reduce other expenses, or pass on some or all of these price increases to our customers, our profit margin may be decreased.

Monetary and other policy interventions by governments and central banks, including the increase of interest rates, as well as uncertainly about governmental macroeconomic policies, could negatively impact our business and results of operations.

The United States Federal Reserve raised its benchmark interest rate by three-quarters of a percentage point in June 2022 and again in July 2022. Rising interest rates increases our borrowing costs potentially decreasing our profitability. Additionally, some of our customers finance the purchase of our ZEVs and could experience increased borrowing costs, which may result in delays or decreased demand for our products. Monetary interventions also risk a sustained decline in aggregate demand, either globally or within one or more geographic market. A decline in demand for our products would most likely have a negative impact on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended June 30, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 5, 2022, our Board of Directors formally appointed Timothy Reeser, our Chief Executive Officer, as our President. The appointment is solely made to comply with the corresponding officer requirement in our bylaws. Mr. Reeser is a “named executive officer” in our Securities and Exchange Commission filings, see our definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on June 14, 2022.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description

2.1*
Business Combination Agreement, dated as of December 10, 2020, by and among GigCapital3, Inc., Project Power Merger Sub, Inc. and Lightning Systems, Inc. (included as Annex A to the Final Proxy Statement/Prospectus filed under Rule 424(b)(3) on March 26, 2021).

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

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
_____________________________________
*Schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K and the Company agrees to furnish a copy of such omitted materials to the SEC upon request.
†Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2022

LIGHTNING EMOTORS, INC.

By:	/s/ Timothy Reeser
Name:	Timothy Reeser
Title:	Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Teresa Covington
Name:	Teresa Covington
Title:	Chief Financial Officer
(Principal Financial Officer)