Form 10-Q
period 2022-09-30
Lightning eMotors, Inc.
filed 2022-11-07
CIK 1802749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2022, there were 76,060,822 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Lightning eMotors, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$95,795	$168,538
Accounts receivable, net of allowance of $1,800 and $3,349 as of September 30, 2022 and December 31, 2021, respectively	10,324	9,172
Inventories	36,772	14,621
Prepaid expenses and other current assets	10,418	7,067
Total current assets	153,309	199,398
Property and equipment, net	10,042	4,891
Operating lease right-of-use asset, net	8,046	8,742
Other assets	1,909	379
Total assets	$173,306	$213,410
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$12,082	$6,021
Accrued expenses and other current liabilities	10,031	5,045
Warrant liability	335	2,185
Current portion of operating lease obligation	1,544	1,166
Total current liabilities	23,992	14,417
Long-term debt, net of debt discount	70,667	63,768
Operating lease obligation, net of current portion	8,176	9,260
Derivative liability	1,048	17,418
Earnout liability	14,787	83,144
Other long-term liabilities	929	191
Total liabilities	119,599	188,198
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $0.0001, 1,000,000 shares authorized and no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001, 250,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 76,003,308 and 75,062,642 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	211,512	206,768
Accumulated deficit	(157,813)	(181,564)
Total stockholders’ equity	53,707	25,212
Total liabilities and stockholders’ equity	$173,306	$213,410

See accompanying notes to Consolidated Financial Statements.

Lightning eMotors, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$11,131	$6,257	$20,079	$16,771
Cost of revenues	14,580	7,026	27,191	19,392
Gross loss	(3,449)	(769)	(7,112)	(2,621)
Operating expenses
Research and development	1,428	823	5,180	2,214
Selling, general and administrative	14,897	9,299	39,055	29,245
Total operating expenses	16,325	10,122	44,235	31,459
Loss from operations	(19,774)	(10,891)	(51,347)	(34,080)
Other (income) expense, net
Interest expense, net	3,758	3,983	11,468	9,534
(Gain) loss from change in fair value of warrant liabilities	(536)	(27)	(1,850)	28,108
(Gain) loss from change in fair value of derivative liability	(3,728)	5,023	(16,370)	9,290
(Gain) loss from change in earnout liability	(18,054)	31,788	(68,357)	44,164
Gain on extinguishment of debt	—	(2,194)	—	(2,194)
Other expense (income), net	17	(3)	11	(27)
Total other (income) expense, net	(18,543)	38,570	(75,098)	88,875
Net income (loss)	$(1,231)	$(49,461)	$23,751	$(122,955)
Net income (loss) per share, basic	$(0.02)	$(0.67)	$0.31	$(2.22)
Net income (loss) per share, diluted	$(0.02)	$(0.67)	$0.23	$(2.22)
Weighted-average shares outstanding, basic	75,745,388	73,740,294	75,429,444	55,298,257
Weighted-average shares outstanding, diluted	75,745,388	73,740,294	85,374,404	55,298,257

See accompanying notes to Consolidated Financial Statements.

Lightning eMotors, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance as of June 30, 2022	—	$—	75,610,103	$8	$209,191	$(156,582)	$52,617
Exercise of stock options	—	—	58,819	—	6	—	6
Vesting of restricted stock units, net of taxes	—	—	34,895	—	(6)	—	(6)
Stock-based compensation expense	—	—	—	—	1,470	—	1,470
Common stock issued for commitment shares	—	—	299,491	—	851	—	851
Net loss	—	—	—	—	—	(1,231)	(1,231)
Balance as of September 30, 2022	—	$—	76,003,308	$8	$211,512	$(157,813)	$53,707

Balance as of December 31, 2021	—	$—	75,062,642	$8	$206,768	$(181,564)	$25,212
Exercise of stock options	—	—	363,823	—	129	—	129
Vesting of restricted stock units, net of taxes	—	—	277,352	—	(114)	—	(114)
Stock-based compensation expense	—	—	—	—	3,878	—	3,878
Common stock issued for commitment shares	—	—	299,491	—	851	—	851
Net income	—	—	—	—	—	23,751	23,751
Balance as of September 30, 2022	—	$—	76,003,308	$8	$211,512	$(157,813)	$53,707

Balance as of June 30, 2021	—	$—	73,248,111	$7	$193,804	$(154,289)	$39,522
Exercise of stock options	—	—	506,461	—	511	—	511
Vesting of restricted stock units, net of taxes	—	—	17,168	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,349	—	1,349
Conversion of convertible notes payable	—	—	1,055,388	—	10,089		10,089
Net loss	—	—	—	—	—	(49,461)	(49,461)
Balance as of September 30, 2021	—	$—	74,827,128	$7	$205,753	$(203,750)	$2,010

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance as of December 31, 2020	30,120,057	$43,272	4,910,555	$—	$10,828	$(80,795)	$(69,967)
Retroactive application of recapitalization	(30,120,057)	(43,272)	28,038,952	3	43,269	—	43,272
Adjusted balance beginning of period	—	—	32,949,507	3	54,097	(80,795)	(26,695)
Exercise of Common Warrants (1)	—	—	69,232		646	—	646
Issuance of Series C redeemable convertible preferred stock upon exercise of Series C warrants (1)	—	—	1,756,525	—	14,068	—	14,068
Business Combination and PIPE Financing	—	—	37,843,390	4	109,801	—	109,805
Warrants issued in connection with the Convertible Note	—	—	—	—	14,522	—	14,522
Issuance of common stock warrants	—	—	—	—	433	—	433
Exercise of stock options (1)	—	—	1,135,918	—	552	—	552
Vesting of restricted stock units, net of taxes	—	—	17,168	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,545	—	1,545
Conversion of convertible notes payable	—	—	1,055,388	—	10,089	—	10,089
Net loss	—	—	—	—	—	(122,955)	(122,955)
Balance as of September 30, 2021	—	$—	74,827,128	$7	$205,753	$(203,750)	$2,010

(1)Share amounts have been retroactively restated to give effect to the recapitalization transaction.

See accompanying notes to Consolidated Financial Statements.

Lightning eMotors, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$23,751	$(122,955)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,279	605
Provision for doubtful accounts	2,231	142
Provision for inventory obsolescence and write-downs	1,155	98
Loss (gain) on disposal of fixed asset	58	(9)
Gain on extinguishment of debt	—	(2,194)
Change in fair value of warrant liability	(1,850)	28,108
Change in fair value of earnout liability	(68,357)	44,164
Change in fair value of derivative liability	(16,370)	9,290
Stock-based compensation	3,878	1,545
Amortization of debt discount	6,899	4,598
Non-cash impact of operating lease right-of-use asset	849	1,453
Issuance of common stock for commitment shares	851	—
Issuance of common stock warrants for services performed	—	433
Changes in operating assets and liabilities:
Accounts receivable	(4,793)	(8,090)
Inventories	(21,955)	(5,116)
Prepaid expenses and other assets	(4,126)	(6,511)
Accounts payable	6,052	1,293
Accrued expenses and other liabilities	3,462	5,184
Net cash used in operating activities	(66,986)	(47,962)
Cash flows from investing activities
Purchase of property and equipment	(5,694)	(2,320)
Proceeds from disposal of property and equipment	—	9
Net cash used in investing activities	(5,694)	(2,311)
Cash flows from financing activities
Proceeds from convertible notes payable, net of issuance costs paid	—	95,000
Proceeds from Business Combination and PIPE Financing, net of issuance costs paid	—	142,796
Proceeds from facility borrowings	—	7,000
Repayments of facility borrowings	—	(11,500)
Proceeds from the exercise of Series C redeemable convertible preferred warrants	—	3,100
Proceeds from exercise of common warrants	—	157
Payments on finance lease obligations	(78)	(54)
Proceeds from exercise of stock options	129	552
Tax withholding payment related to net settlement of equity awards	(114)	—
Net cash (used in) provided by financing activities	(63)	237,051
Net (decrease) increase in cash	(72,743)	186,778
Cash - Beginning of period	168,538	460
Cash - End of period	$95,795	$187,238

	Nine Months Ended September 30,
	2022	2021

Supplemental cash flow information - Cash paid for interest	$3,536	$2,559
Significant noncash transactions
Earnout liability at inception	$—	$78,960
Warrant liability at inception	—	1,253
Derivative liability at inception	—	17,063
Conversion of short-term convertible notes for common stock	—	9,679
Conversion of convertible notes for common stock	—	10,089
Conversion of warrant liabilities for common stock	—	37,580
Property and equipment included in accounts payable and accruals	879	—
Finance lease right-of-use asset in exchange for a lease liability	786	—
Inventory repossessed for accounts receivable	1,410	—

See accompanying notes to Consolidated Financial Statements.

Lightning eMotors, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

Note 1 – Description of Business and Basis of Presentation

Lightning eMotors, Inc. (the “Company”, “Lightning”) is an innovative automotive manufacturing and research company based in Loveland, Colorado. The Company operates in the zero-emission vehicle (“ZEV”) market and manufactures zero-emission Class 3 to 7 Battery Electric Vehicles (“BEV”) and Fuel Cell Electric Vehicles (“FCEV”) for commercial medium duty trucks, buses, vans and motorcoach fleets. The Company also manufactures and sells charging and energy systems to enable accelerated adoption of its commercial vehicles. The Company operates predominately in the United States.

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

Reclassifications

Certain prior period balances in the statements of cash flows have been combined or reclassified to conform to current period presentation. Such reclassifications had no impact on net income (loss) or stockholders’ equity previously reported.

Liquidity and Capital

As of September 30, 2022, the Company had $95,795 in cash and cash equivalents. For the nine months ended September 30, 2022, the net income of the Company amounted to $23,751. Cash flow used in operating activities was $66,986 for the nine months ended September 30, 2022. The Company had positive working capital of $129,317 as of September 30, 2022, primarily as a result of the proceeds received from the Business Combination. The current and historical operating cash flows, current cash and working capital balances, and forecasted obligations of the Company were considered in connection with management’s evaluation of the Company’s ongoing liquidity. As a result of the Business Combination, the Company received net proceeds of $216,812 in cash, after paying off the outstanding working capital facilities, the secured promissory note, and unsecured facility agreements.

On August 30, 2022, the Company entered into an equity line of credit agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (“ELOC Agreement”), pursuant to which Lincoln Park committed to purchase up to $50.0 million of shares of the Company’s common stock, subject to certain limitations and conditions set forth in the ELOC Agreement. The Company issued 299,491 shares of its common stock to Lincoln Park as a commitment fee on August 30, 2022. As of September 30, 2022, the Company has not sold any common stock to Lincoln Park under the ELOC Agreement. See Note 10 for additional information regarding the ELOC Agreement.

The Company believes its cash and cash equivalents balance will be sufficient to continue to operate its business over the next twelve-month period from the date the September 30, 2022 financial statements were issued. However, the Company may require additional capital to fund the growth and scaling of its manufacturing facility and operations; further develop its products and services, including those for orders in its order backlog; and fund possible acquisitions. Until the Company can generate sufficient cash flow from operations, the Company expects to finance its operations through a combination of the merger proceeds received from the Business Combination and issuances of common stock under the ELOC Agreement as well as from additional public offerings, debt financings or other capital markets transactions, collaborations or licensing arrangements. The amount and timing of the Company’s future funding requirements depends on many factors, including the pace and results of the Company’s development efforts and the Company’s ability to scale its operations.

The Company cannot provide any assurance that additional capital will be available on commercially acceptable terms, if at all. If the Company is unable to secure additional capital, it may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s continued efforts to grow its business, which is critical to the realization of its business plan and the future operations of the Company.

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

Concentrations of credit risk

As of September 30, 2022, two customers accounted for 48% and 13% of the Company’s total accounts receivable. As of December 31, 2021, three customers accounted for 40%, 20% and 17% of total accounts receivable. The net sales to the following customers comprised more than 10% of revenues for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Net Sales	% of Net Revenues	Net Sales	% of Net Revenues	Net Sales	% of Net Revenues	Net Sales	% of Net Revenues
Customer A	$5,920	53%	$1,326	21%	$5,923	29%	$—	—%
Customer B	2,075	19%	—	—%	2,075	10%	—	—%
Customer C	1,098	10%	—	—%	2,822	14%	—	—%
Customer D	—	—%	—	—%	2,675	13%	—	—%
Customer E	—	—%	1,078	17%	—	—%	—	—%
Customer F	—	—%	722	12%	—	—%	6,040	36%
Customer G	—	—%	682	11%	—	—%	—	—%
Customer H	—	—%	647	10%	—	—%	2,807	17%
Total of customers with sales greater than 10%	$9,093	82%	$4,455	71%	$13,495	66%	$8,847	53%
Total of customers with sales less than 10%	2,038	18%	1,802	29%	6,584	34%	7,924	47%
Total Revenues	$11,131	100%	$6,257	100%	$20,079	100%	$16,771	100%

Concentrations of supplier risk

As of September 30, 2022, two suppliers accounted for 56% and 10% of the Company’s total accounts payable. As of December 31, 2021, three suppliers accounted for 20%, 19% and 11% of the Company’s total accounts payable. For the three months ended September 30, 2022, one supplier accounted for 42% of inventory purchases. For the three months ended September 30, 2021, two suppliers accounted for 24% and 13% of inventory purchases. For the nine months ended September 30, 2022, two suppliers accounted for 32% and 19% of inventory purchases. For the nine months ended September 30, 2021, two suppliers accounted for 24% and 12% of inventory purchases.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$3,847	$142	$3,349	$—
Charges to expense (1)	1,733	—	2,231	142
Deductions (1)	(3,780)	—	(3,780)	—
Balance at end of period	$1,800	$142	$1,800	$142

(1)The charges to expense and deductions in the allowance for doubtful accounts during the three and nine months ended September 30, 2022 were associated with one customer. The customer was unable to pay, and the Company repossessed the vehicles as collateral for the accounts receivable balance. The charges to expense represent further impairment of the receivable balance down to the net realizable value of the collateral. The deductions represent the write off of the remaining accounts receivable balance after applying the net realizable value of the collateral against the outstanding balance.

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

Major Class of Property and Equipment	Estimated Useful Lives
Machinery and equipment	7 years
Vehicles	5 years
Leasehold improvements	5 years
Computer equipment	3 years
Software	3 years
Furniture and fixtures	7 years

Impairment of long-lived assets

Long-lived assets to be held and used in the Company’s operations are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from its use and eventual disposition over its remaining economic life. The Company assesses recoverability by comparing the sum of projected undiscounted cash flows from the use and eventual disposition over the remaining economic life of a long-lived asset or asset group to its carrying value, and records a loss from impairment if the carrying value is more than its undiscounted cash flows. Assets or asset groups to be abandoned or from which no future benefit is expected are written down to zero in the period it is determined they will no longer be used and are removed entirely from service. There were no impairments of long-lived assets recognized during the three and nine months ended September 30, 2022 and 2021.

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

Revenue recognition

Revenue Summary

The following table disaggregates revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
ZEVs	$10,570	$5,588	$18,633	$15,084
Zero-emission powertrains	—	—	336	218
Other	561	669	1,110	1,469
Total	$11,131	$6,257	$20,079	$16,771

The Company manufactures and sells medium and heavy-duty ZEVs, such as delivery trucks and buses. The Company manufactures ZEVs by removing the internal combustion engine and certain associated components (collectively, “decontented parts”) and installing and integrating its internally-developed, zero-emission powertrain into a vehicle chassis supplied by original equipment manufacturer (“OEM”) partners or from the customer. At times, the Company also installs and integrates its zero-emission powertrains into a used vehicle chassis supplied by the customer (“repower”). The Company also manufactures and sells its stand-alone, zero-emission powertrains directly to customers.

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

The Company often applies for governmental funding programs, including California’s Hybrid and Zero Emission Truck and Bus Voucher Incentive Project (“HVIP”), on behalf of its customers for ZEV sales. Generally, as a condition of the program, the amount billed to the customer must be reduced by the amount that will be funded by the government program, and the Company will receive the funds directly from the government program. However, the discount to the customer is contingent upon the Company’s receipt of the funding. Revenue is recognized on the gross amount of the ZEV at the time substantially all of the conditions of the government program required of the Company have been met and control of the ZEV has transferred to the customer based on shipping terms.

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

Contract Liabilities

Contract liabilities relate to payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contracts. The Company’s contract liabilities consist of customer deposits and deferred revenue, of which current amounts are included in “Accrued expenses and other current liabilities” and long-term amounts are included in “Other long-term liabilities” on the consolidated balance sheets. Changes in contract liabilities are as follows:

Balance as of December 31, 2021	$147
Revenues recognized	(2,377)
Increase due to billings	2,822
Balance as of September 30, 2022	$592

The Company recognized revenue of $90 during the nine months ended September 30, 2022 that was included in the contract liability balance as of December 31, 2021.

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

As of September 30, 2022, the Company had remaining performance obligations related to a non-cancellable (other than for a breach by the Company) minimum-quantity purchase commitment. The customer is obligated to purchase a fixed number of ZEVs through December 31, 2023, however, the price varies based on which year the customer orders each ZEV (in 2022 or 2023). The Company estimates that the future revenues associated with this contract (based on estimated orders from the customer) to be $2,000 in 2022 and $8,800 in 2023. The timing of the revenue associated with these estimates will change if the ZEVs are commissioned and/or shipped subsequent to the year in which they were ordered, as revenue will not be recognized until control of the ZEV transfers to the customer based on the purchase order shipping terms.

As of September 30, 2022, the Company also had $206 of remaining performance obligations related to unsatisfied extended warranty performance obligations the Company expects to recognize ratably from approximately September 2027 through August 2030.

Costs to Obtain or Fulfill a Contract with a Customer

The Company has elected the practical expedient to expense contract acquisition costs, which consist of sales commissions, which are reported within “Selling, general and administrative” expenses.

Warranties

All ZEVs that customers purchase from the Company are covered by five-year and 60-thousand-mile limited product warranties. At the time revenue is recognized, the Company estimates the cost of expected future warranty claims and accrues estimated future warranty costs based upon the history of warranty claims. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty estimate and accrued warranty liability for actual historical experience. The warranty liability is included in “Accrued expenses and other current liabilities” and the cost of warranties is included in “Cost of revenues.”

At times, the Company may sell its ZEVs with an extended product warranty, with coverage beyond the five-year and 60-thousand-mile limited standard warranty. The Company considers these extended warranties to be separate performance obligations. The consideration allocated to the extended warranty is deferred and recognized over the term of the extended warranty. The Company’s deferred revenue associated with extended warranties is currently all classified as long-term within “Other long-term liabilities.”

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

Long-term debt is not presented at fair value on the consolidated balance sheets, as it is recorded at carrying value, net of unamortized debt discounts. However, the 7.5% $100,000 convertible senior note (the “Convertible Note”) has an embedded conversion option accounted for as a derivative liability, which is presented at fair value on the consolidated balance sheets. The fair value of the Convertible Note, including the conversion option, was $62,874 and $76,614 as of September 30, 2022 and December 31, 2021, respectively. The Company’s term note and working capital facility (“Facility”) had an outstanding term note with a principal amount of $3,000 as of both September 30, 2022 and December 31, 2021 and a fair value of $3,146 and $4,173 as of September 30, 2022 and December 31, 2021, respectively.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were measured at fair value on a recurring basis in the consolidated balance sheets.

	Level 1	Level 2	Level 3
As of September 30, 2022
Financial assets
Cash equivalents	$92,762	$—	$—
Financial Liabilities
Warrant liability	$—	$—	$335
Derivative liability	—	—	1,048
Earnout liability	—	—	14,787
As of December 31, 2021
Financial assets
Cash equivalents	$150,022	$—	$—
Financial Liabilities
Warrant liability	$—	$—	$2,185
Derivative liability	—	—	17,418
Earnout liability	—	—	83,144

As of September 30, 2022 and December 31, 2021, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input.

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

Advertising

Advertising costs are expensed when incurred and are included in “Selling, general and administrative” expenses and total $179 and $64 for the three months ended September 30, 2022 and 2021, respectively, and $422 and $116 for the nine months ended September 30, 2022 and 2021, respectively.

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

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$83,144	$—
Initial recognition May 6, 2021	—	78,960
(Gain) loss	(68,357)	44,164
Balance at end of period	$14,787	$123,124

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

Recent accounting pronouncements issued not yet adopted

In June 2016, the FASB issued ASU 2016-13 related to the measurement of credit losses on financial instruments and has since modified the standard with several ASUs (collectively, the “credit loss standard”). The credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The credit loss standard took effect for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As amended in ASU 2019-10, for smaller reporting companies, the credit loss standard will take effect for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018. The adoption of this ASU will require a cumulative-effect adjustment to accumulated deficit as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company expects to adopt this standard on January 1, 2023, and does not anticipate a material impact to the Company’s financial statements.

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

Upon the closing of the Business Combination, Gig’s certificate of incorporation was amended and restated to, among other things, change the name of the corporation to Lightning eMotors, Inc. and to increase the total number of authorized shares of capital stock to 251,000,000, consisting of (a) 250,000,000 of common stock, par value $0.0001 per share and (b) 1,000,000 shares of preferred stock, par value $0.0001 per share.

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

Upon the closing of the Business Combination, Lightning Systems common stock issued and outstanding was canceled and converted into the right to receive Company common stock (the “Per Share Merger Consideration”) based on the Exchange Ratio. In addition, after closing and subject to the terms and conditions defined below, stockholders of the Company who have received, or are entitled to receive, any per share merger consideration (“Stockholder Earnout Group”) have the contingent right to receive an additional 16,463,096 shares of the Company’s common stock to be allocated on a pro rata basis among the members of the Stockholder Earnout Group. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis, if on or prior to the fifth anniversary of the closing date the volume weighted average price (“VWAP”) of the Company’s common stock equals or exceed $12.00 per share of twenty of any thirty consecutive trading days. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis if on or prior to the fifth anniversary of the closing date the VWAP of the Company’s common stock equals or exceed $14.00 per share of twenty of any thirty consecutive trading days. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis if on or prior to the fifth anniversary of the closing date the VWAP of the Company’s common stock equals or exceed $16.00 per share of twenty of any thirty consecutive trading days. If these conditions have not been satisfied following the fifth anniversary of the closing date, any stockholder earnout shares remaining will be canceled. As of September 30, 2022, none of the contingencies under this agreement have been met and, accordingly, no shares of common stock have been issued.

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

The number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	25,893,479
Less: redemption of Gig shares	(5,816,664)
Common stock Gig	20,076,815
Shares issued in PIPE Financing	2,500,000
Business Combination and PIPE Financing shares	22,576,815
Lightning Systems shares (1)	50,652,890
Total shares of common stock outstanding immediately after Business Combination	73,229,705

(1)The number of Lightning Systems shares were calculated using the Exchange Ratio contemplated in the Business Combination of approximately 0.9406.

Note 4 – Inventories

At September 30, 2022 and December 31, 2021, inventories consist of the following:

	September 30, 2022	December 31, 2021
Raw materials (1)	$27,300	$10,802
Work in progress	2,995	2,979
Finished goods	6,477	840
Total inventories	$36,772	$14,621
The Company reduced the cost of certain inventory to net realizable value by $378 and $0 during the three months ended September 30, 2022 and 2021, respectively, and $1,155 and $98 during the nine months ended September 30, 2022 and 2021, respectively, which was recorded in “Cost of revenues.”

Note 5 – Prepaid Expenses and Other Current Assets

At September 30, 2022 and December 31, 2021, prepaid expenses and other current assets consist of the following:

	September 30, 2022	December 31, 2021
Vendor deposits	$4,941	$2,720
Prepaid insurance	3,408	1,975
Other prepaid expenses	2,038	2,324
Other current assets	31	48
Total prepaid expenses and other current assets	$10,418	$7,067

Note 6 – Property and Equipment

Cost and accumulated depreciation as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Machinery and equipment	$2,444	$1,755
Vehicles	3,352	1,754
Leasehold improvements	3,214	1,024
Computer equipment	630	298
Software	11	798
Furniture and fixtures	651	331
Capital projects in progress	1,945	957
Total cost	12,247	6,917
Accumulated depreciation and amortization	(2,205)	(2,026)
Total property and equipment, net	$10,042	$4,891

Depreciation and amortization expense associated with property and equipment is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$127	$49	$337	$136
Research and development	17	—	125	—
Selling, general and administrative	328	206	754	469
Total depreciation and amortization expense	$472	$255	$1,216	$605

Note 7 – Accrued Expenses and Other Current Liabilities

At September 30, 2022 and December 31, 2021, accrued expenses and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
Accrued professional services	$2,729	$1,645
Accrued interest	2,603	841
Accrued payroll and benefits	2,224	1,014
Other accrued expense	744	368
Warranty liability	1,227	994
Customer deposits	198	85
Deferred revenue	129	62
Current portion of finance lease obligation	177	36
Total accrued expenses and other current liabilities	$10,031	$5,045

Changes in warranty liability (included in accrued expenses and other current liabilities) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$1,212	$728	$994	$455
Charge for the period	531	377	1,231	968
Utilized during the period	(516)	(304)	(998)	(622)
Balance at end of period	$1,227	$801	$1,227	$801

Note 8 – Notes Payable

Notes payable as of September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022	December 31, 2021
Convertible Note	$87,863	$87,863
Facility	3,000	3,000
Total debt principal	90,863	90,863
Unamortized debt discount - Convertible Note	(20,167)	(27,055)
Unamortized debt discount - Facility	(29)	(40)
Total long-term debt	$70,667	$63,768

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

During the three and nine months ended September 30, 2021, $12,137 of Convertible Notes were converted into 1,055,388 shares of the Company’s common stock. The Company recognized a gain on extinguishment of $2,194 in “Gain on extinguishment of debt” on the consolidated statement of operations associated with the difference between (1) the sum of the fair value of the common stock issued of $10,089 and cash paid for the remaining annual interest due May 2022 of $668 and (2) the sum of the carrying amount of the converted debt $7,966 and the fair value of the convertible note derivative liability of $4,985.

The following table provides a reconciliation of the beginning and ending balances for the convertible note derivative liability measured at fair value using significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$17,418	$—
Initial recognition May 6, 2021	—	17,063
(Gain) Loss	(16,370)	9,290
Change resulting from conversions	—	(4,985)
Balance at end of period	$1,048	$21,368

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

Interest expense for the three months ended September 30, 2022 and 2021 was $4,129 and $3,875, respectively, of which $1,647 and $1,798, respectively, related to contractual interest expense and $2,482 and $2,077, respectively, related to amortization of the discount. Interest expense for the nine months ended September 30, 2022 and 2021 was $11,830 and $6,183, of which $4,942 and $2,887, respectively, related to contractual interest expense and $6,888 and $3,296, respectively, related to amortization of the discount.

Facility

The Facility provides for both term and working capital loans for borrowings up to $13,000 as of September 30, 2022. However, the Company’s Convertible Note requirements limit the Company’s permitted indebtedness to $5,000. Interest is payable quarterly on borrowings at a fixed annual rate of 15%. Borrowings under the Facility are secured by substantially all the Company’s assets, are subject to borrowing base limitations, and require the Company to meet certain covenants. The Facility borrowings, with a maturity date of October 21, 2024, were $3,000 as of September 30, 2022 and December 31, 2021. Interest expense related to the Facility was $118 and $104 for the three months ended September 30, 2022 and 2021, respectively, and $348 and $1,165 for the nine months ended September 30, 2022 and 2021, respectively.

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

The 2020 short-term notes were convertible into shares of Series C redeemable convertible preferred stock upon 1) a change in control having a value in excess of $200,000; 2) a debt or equity financing with aggregated gross proceeds in excess of $10,000; or 3) at maturity. Should the notes be converted at maturity, the debt holders would receive a beneficial conversion feature allowing the conversion at 75% of the lowest issue price. The Company recorded the beneficial conversion feature at its intrinsic value of $3,071. This was recorded as a debt discount and an addition to “Additional paid-in capital”. During the three and nine months ended September 30, 2021, amortization of the debt discount of zero and $1,296, respectively, was recorded to “Interest expense”.

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

Right-of-use assets and lease liabilities as of September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022		December 31, 2021
	Operating	Finance	Operating	Finance
Assets
Right-of-use assets, net (1)	$8,046	$932	$8,742	$208
Liabilities
Lease obligation - current portion (2)	$1,544	$177	$1,166	$36
Lease obligation - long-term portion (3)	8,176	664	9,260	159
Total lease obligations	$9,720	$841	$10,426	$195

Weighted average remaining lease terms (in years)	4.4	5.0	5.2	5.0
Weighted average discount rate	15%	4%	15%	4%

(1)Finance right-of-use assets, net are included in “Other assets” on the consolidated balance sheets.
(2)Finance lease obligation – current portion is included in “Accrued expenses and other current liabilities” on the consolidated balance sheets.
(3)Finance lease obligation – long-term portion is included in “Other long-term liabilities” on the consolidated balance sheets.

The Company’s lease cost is presented below. The Company does not have any short-term leases or leases with variable lease payments. The financing lease cost for the three and nine months ended September 30, 2022 and 2021 was immaterial.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Lease Cost
Cost of revenues	$356	$121	$878	$410
Research and development	77	40	232	110
Selling, general and administrative	230	475	857	1,401
Total operating lease cost	$663	$636	$1,967	$1,921

The maturities of the Company’s lease liabilities are as follows:

	September 30, 2022
	Operating	Finance
2022 (remainder of year)	$687	$51
2023	2,912	205
2024	2,997	205
2025	3,043	160
2026	3,105	128
Thereafter	518	166
Total future minimum lease payments	13,262	915
Less: imputed interest	(3,542)	(74)
Total maturities	$9,720	$841

Note 10 – Capital Structure

For the purpose of this Note 10, the “Equity Line of Credit” and “Warrants” relate to the current capital structure of the Company while the “Redeemable Convertible Preferred Stock – Lightning Systems”, “Warrant Liabilities – Lightning Systems” and “Warrants issued to vendors” relate to the redeemable convertible preferred stock and warrants issued by Lightning Systems that were converted to common stock of the Company as of the date of the Business Combination.

Equity Line of Credit

On August 30, 2022, the Company entered into the ELOC Agreement with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $50.0 million of shares of the Company’s common stock, subject to certain limitations and conditions set forth in the ELOC Agreement. The Company shall not issue or sell any shares of common stock under the ELOC Agreement which, when aggregated with all other shares of common stock beneficially owned by Lincoln Park, would result in beneficial ownership of more than 9.99% of the Company’s outstanding shares of common stock.

Under the terms of the ELOC Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, shares of its common stock over the period commencing on or about August 30, 2022 (the “Closing Date”) and ending on the first day of the month following the 36-month anniversary of the Closing Date. Purchase notices for regular or accelerated purchases to Lincoln Park include share volume limitations and are at prevailing market prices as defined in the ELOC Agreement.

During the three months ended September 30, 2022 and concurrently with the signing of the ELOC Agreement, the Company issued 299,491 shares of its common stock to Lincoln Park as a commitment fee. The fair value of the shares issued for the commitment fee of $851 was recorded in "Selling, general, and administrative" expense on the Company's consolidated statement of operations.

As of September 30, 2022, the Company had not sold any common stock to Lincoln Park under the ELOC Agreement and has a remaining commitment of $50.0 million.

Warrants

As of September 30, 2022, there are 24,365,719 warrants outstanding, of which 14,999,970 are public warrants, 8,695,641 are Convertible Note warrants and 670,108 are private placement warrants. Each whole warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment as discussed below. Only whole warrants are exercisable. The warrants will expire at 5:00 p.m., New York City time, on May 26, 2026, the fifth anniversary of the completion of the Company’s Business Combination, or earlier upon redemption or liquidation.

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

As a result of the Business Combination, the preferred Series A, B and C shares were converted to common stock based on the Exchange Ratio. As a result, the balances of $18,036, $4,101 and $35,203, respectively, were charged to “Additional paid-in capital”.

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

The following table presents information for the Common and Series C preferred warrants, that have been converted to common stock as a result of the Business Combination, and outstanding Gig private warrants that were assumed in the Business Combination:

	Number of Warrants	Warrant Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants to purchase common stock
Outstanding at December 31, 2020 (1)	610,202	$2,270	$0.27	3.6
Exercise of common warrants (1)	(69,232)	(489)	0.27	—
Change in fair value	—	3,102	—	—
Issued in connection with the Business Combination as common stock - charged to APIC	(540,970)	(4,883)	—	—
Outstanding — September 30, 2021	—	—	—	—
Warrants to purchase Series C preferred stock
Outstanding at December 31, 2020 (1)	5,938,193	$18,885	$1.76	2.6
Exercise of warrants to purchase redeemable convertible preferred stock (1)	(1,756,526)	(10,968)	1.76	—
Change in fair value	—	24,779	—	—
Issued in connection with the Business Combination as common stock - charged to APIC	(4,181,667)	(32,696)	—	—
Outstanding — September 30, 2021	—	—	—	—
Private warrants assumed through Business Combination
Outstanding at December 31, 2020	—	$—	$—	—
Warrants assumed	670,108	1,253	11.50	5.0
Change in fair value	—	228	—	—
Outstanding — September 30, 2021	670,108	1,481	11.50	4.6

Outstanding — December 31, 2021	670,108	$2,185	$11.50	4.3
Change in fair value	—	(1,850)	—	—
Outstanding — September 30, 2022	670,108	335	11.50	3.6

(1)Warrant amounts have been retroactively restated to give effect to the recapitalization transaction.

Note 11 – Stock-Based Compensation

2021 Equity Incentive Plan

In connection with the Business Combination, the stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides the Company the ability to grant incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance units, performance shares, cash-based awards and other stock-based awards. The purpose of the 2021 Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons for performing services and by motivating such persons to contribute to the growth and profitability of the Company and its subsidiaries. As of September 30, 2022, there were 17,794,239 shares reserved and 13,270,515 shares available for grant under the 2021 Plan.

Prior Lightning Systems 2019 Equity Incentive Plan

The legacy Lightning Systems 2019 Equity Incentive Plan (“2019 Plan”) provided for the grant of incentive stock options, non-qualified stock options, and other awards. As a result of the Business Combination, the 2019 Plan was superseded by the 2021 Plan; therefore, no further awards will be granted under the 2019 Plan. In connection with the Business Combination, awards outstanding were converted into an option exercisable for common stock of the Company based on the Exchange Ratio. As of September 30, 2022, there were 2,330,137 stock options previously granted and unexercised under the 2019 Plan, which remain subject to the terms and conditions of the 2019 Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options expense
Cost of revenues	$3	$14	$13	$27
Research and development	5	15	24	37
Selling, general and administrative	239	335	623	496
Total stock options expense	$247	$364	$660	$560
Restricted stock units expense
Cost of revenues	$98	$—	$205	$—
Research and development	44	—	123	—
Selling, general and administrative	1,081	985	2,890	985
Total restricted stock units expense	$1,223	$985	$3,218	$985
Total stock-based compensation	$1,470	$1,349	$3,878	$1,545

The estimated unrecognized expense for stock options and RSUs not vested as of September 30, 2022, which will be recognized over the remaining requisite service period, is as follows:

Stock options unrecognized expense	$2,537
Stock options weighted-average remaining requisite service period (in years)	2.2
Restricted stock units unrecognized expense	$12,575
Restricted stock units weighted-average remaining requisite service period (in years)	2.6

Stock Option Awards

Stock option awards are issued to employees with an exercise price equal to the estimated fair market value per share at the date of grant and a term of 10 years. Stock option awards generally vest over 4 years. It is the Company’s policy to issue new shares upon option exercise. Changes in the Company’s stock options for the nine months ended September 30, 2022 are presented in the table below.

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2022	3,209,517	$1.66
Granted	520,834	3.92
Exercised	(363,823)	0.32
Forfeited	(61,436)	1.56
Expired	(7,061)	4.24
Outstanding at September 30, 2022	3,298,031	2.16	$2,771	7.4
Vested and exercisable at September 30, 2022	1,409,707	1.11	1,610	6.0

Changes in the status of the Company’s non-vested stock option awards for the nine months ended September 30, 2022 are presented in the table below.

	Non-vested Shares Under Option	Weighted Average Grant Date Fair Value per Share
Non-vested at January 1, 2022	2,137,050	$1.21
Granted	520,834	2.33
Vested	(708,124)	1.08
Forfeited	(61,436)	0.92
Non-vested at September 30, 2022	1,888,324	1.54

The aggregate intrinsic value of options exercised were $113 and $4,109 during the three months ended September 30, 2022 and 2021, respectively, and $1,275 and $8,060 during the nine months ended September 30, 2022 and 2021, respectively.

A Black-Scholes option pricing model with the following assumptions was utilized to determine the fair value of options granted during the nine months ended September 30, 2022.

Nine Months Ended September 30,
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

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2022	935,148	$7.59
Granted	2,687,523	3.91
Released	(307,410)	7.10
Forfeited	(142,570)	5.79
Outstanding at September 30, 2022	3,172,691	4.60

Other Employee Benefits - 401(k) Savings Plan

The Company has an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 21. Under the 401(k) Plan, employees may make voluntary contributions based on a percentage of their pretax income, subject to statutory limitations. The Company matches 100% for the first 3% of each employee’s contribution and 50% for the next 2% of each employee’s contribution. The Company’s cash contributions are fully vested upon the date of match. The Company made matching cash contributions of $213 and $106 for the three months ended September 30, 2022 and 2021, respectively, and $578 and $323 for the nine months ended September 30, 2022 and 2021, respectively.

Note 12 – Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred taxable losses since inception. The Company’s effective income tax rate was 0% for the three and nine months ended September 30, 2022 and 2021 and the realization of any deferred tax assets is not more likely than not.

Note 13 – Earnings (Loss) per Common Share

Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of potentially dilutive common shares that could result from the exercise of outstanding stock options and warrants, vesting of restricted stock and conversion of convertible notes. No potentially dilutive common shares are included in the computation of any diluted per share amount when a loss is reported, which was the case for the three months ended September 30, 2022 and the three and nine months ended September 30, 2021. The Company applied the treasury stock method to account for the dilutive impact of its options, warrants and restricted stock units and the if-converted method for its Convertible Note. As a result of the Business Combination, the underlying shares have been retroactively restated to give effect to the recapitalization based on the Exchange Ratio.

The following table reconciles the earnings (loss) and number of common shares used to calculate basic and diluted earnings per common share attributable to the Company’s shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings per common share:
Net income (loss) - basic	$(1,231)	$(49,461)	$23,751	$(122,955)
Weighted shares outstanding - basic	75,745,388	73,740,294	75,429,444	55,298,257
Basic earnings (loss) per common share	$(0.02)	$(0.67)	$0.31	$(2.22)

Diluted earnings per common share:
Net income (loss) - basic	$(1,231)	$(49,461)	$23,751	$(122,955)
Add: Convertible Note interest expense, net of tax			11,830
Reverse: Change in fair value of derivative liability			(16,370)
Net income (loss) - diluted	$(1,231)	$(49,461)	$19,211	$(122,955)
Weighted shares outstanding - basic	75,745,388	73,740,294	75,429,444	55,298,257
Add: Dilutive effects of stock options and restricted stock units			2,304,714
Add: Dilutive effects of if-converted Convertible Note			7,640,246
Weighted shares outstanding - diluted	75,745,388	73,740,294	85,374,404	55,298,257
Diluted earnings (loss) per common share	$(0.02)	$(0.67)	$0.23	$(2.22)

The calculated amount of anti-diluted shares for the computation of diluted earnings per share for the nine months ended September 30, 2022 was 24,365,719 warrants, 1,189,928 stock options and 602,672 RSUs. The Company also excluded the earnout shares as they are not currently issued and outstanding and will not be issued until satisfaction of the applicable stock price levels as described in Note 3.

All potentially dilutive common shares in the following table were excluded from the computation of diluted loss per share for the three months ended September 30, 2022 and the three and nine months ended September 30, 2021 because including them would have had an anti-dilutive effect due to losses reported during those periods.

	Outstanding as of September 30,
	2022	2021
Convertible notes payable	7,640,246	7,640,246
Outstanding warrants	24,365,719	24,365,719
Stock options	3,298,031	3,410,449
Restricted stock units	3,172,691	739,824
Total anti-dilutive stock	38,476,687	36,156,238

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

The Company amended certain firm purchase commitments during the three and nine months ended September 30, 2022, which significantly reduced its commitments. Negotiations with other suppliers are still ongoing to blend and extend or terminate other future commitments due to supply chain constraints and cost increases for both parties. The Company has not recognized any losses associated with future penalties, as it is more likely than not that that the Company will not have to pay penalties resulting from not meeting these firm commitments. However, if negotiations are not successful, the Company may incur losses in future periods.

The Company also has other commitments, including marketing and software subscription agreements and equipment leases. The equipment leases included here only relate to leases for which the equipment had not yet been delivered to the Company as of September 30, 2022. Since the Company did not receive the equipment, the related right-of-use asset and lease liability were not recognized as of September 30, 2022. However, the Company was still committed to the financing arrangement. All other financial commitments under leasing arrangements are described in Note 9.

The amounts in the table below represent the Company’s future minimum commitments.

	As of September 30, 2022
	Firm Purchase	Other	Total
2022 (remainder of the year)	$13,433	$236	$13,669
2023	58,037	853	58,890
2024	—	482	482
2025	—	203	203
2026	—	163	163
Thereafter	—	12	12
Total	$71,470	$1,949	$73,419

Legal Proceedings

Aside from the proceedings described below, the Company may be involved in legal matters arising in the ordinary course of business from time to time. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation will not have a material adverse effect on its business, financial condition or results of operations. The Company records an accrual for legal contingencies when it determines that it is probable that it has incurred a liability and it can reasonably estimate the amount of the loss.

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

In addition, on October 15, 2021, the Company and certain of its officers were named as defendants in a putative securities class action. The action is pending in the U.S. District Court for the District of Colorado, and is captioned Shafer v. Lightning eMotors, Inc., et al., Case No. 1:21-cv02774. The lawsuit alleges violations of Sections 10(b), Section 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder for purported false or misleading statements regarding the Company’s business operations and financial condition. A related lawsuit captioned Cohen v. Lightning eMotors, Inc., et al., Case No. 1:21-cv-03215, was filed in the United States District Court for the District of Colorado on December 1, 2021. On December 17, 2021, the Cohen lawsuit was consolidated with the Shafer lawsuit. On April 22, 2022, the court appointed a lead plaintiff in the consolidated lawsuit. The lead plaintiff’s filed a consolidated complaint on May 20, 2022. On July 13, 2022, the Company and the other defendants filed a motion to dismiss the class action. The plaintiffs replied on September 7, 2022, and the motion to dismiss is pending with the court. The plaintiffs seek damages in an unspecified amount, attorneys’ fees, and other remedies. The Company believes the allegations are without merit and intends to defend vigorously against such allegations.

As previously disclosed in the quarterly report on Form 10-Q for the quarter ended June 30, 2022, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) requesting certain information about the Company’s business (including historical and projected performance, among other things) as part of a non-public fact-finding investigation. On September 9, 2022, the SEC informed the Company that it had concluded its investigation, and that it did not intend to recommend an enforcement action against the Company.

Item 2. Management’s Discussion of Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our” or the “Company” are to Lightning eMotors, Inc., together with its wholly owned subsidiaries, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this report and our audited consolidated financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 30, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to the risks described in our annual report on Form 10-K, including, but not limited to: our ability to become profitable; our ability to disrupt the commercial vehicle medium-duty powertrain market; our ability to control costs of our operations; our ability to obtain sufficient supplies of chassis, motors, batteries and other critical components for the manufacture of our vehicles and powertrains; an increase in the cost of raw materials due to inflation; the impact of inflation and rising rates on customers’ decisions to purchase ZEVs; the number of orders placed by our commercial fleet customers; our ability to raise additional funds; the market acceptance of our products; the availability, amount and disbursement of government grants, loans or other incentives; the ability of our solutions to reduce carbon intensity and greenhouse gas emissions; the impact of the COVID-19 pandemic and other risks and uncertainties.

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

Overview

We are a leading electrification solutions provider committed to enabling the eradication of commercial vehicle emissions, that within the transportation sector is one of the top contributors of greenhouse gas emissions and a major contributor in urban areas of poor air quality that negatively impacts human health according to the U.S. Environmental Protection Agency. We design and manufacture zero-emission vehicles, or ZEVs, including battery electric and fuel cell electric vehicles, and charging infrastructure solutions for commercial fleets, large enterprises, original equipment manufacturers and governments. Our product offerings range from Class 3-5 cargo and passenger vehicles and school buses, Class 5 and 6 work trucks and buses and Class 7 city buses and motorcoaches. Our ongoing focus has been on providing a broad range of ZEV platforms and charging solutions to help fleets reduce emissions, lower operating costs and improve energy efficiency.

We started in 2008 as a manufacturer of hybrid systems for commercial vehicles, and in 2017, customer feedback led us to understand that hybrid systems did not adequately address the growing issue of urban air pollution from commercial vehicle fleets. In 2017, we redirected our efforts to focus exclusively on the attractive market opportunity in ZEVs. We leveraged nearly 10 years of extensive knowledge and production infrastructure from developing and implementing hybrid commercial vehicles to successfully adapt to ZEVs. To date, all of the ZEVs we have sold are fully certified by the California Air Resource Board (“CARB”), the clean air agency that defines vehicle emission standards. We currently maintain ten Executive Orders, which are required to sell ZEVs in California as well as various other states. As of October 31, 2022, we had approximately 430 vehicles on the road with over 2.8 million miles driven.

We believe we are the only full-range manufacturer of Class 3 to 7 ZEVs in the United States. We provide end-to-end electrification solutions, including advanced analytics software and mobile charging solutions. We combine an internally developed optimized modular software, which can be used in multiple platforms and applications, with hardware designs, that we believe allows us to address a diverse range of opportunities in the markets in which we operate in a cost-effective manner with a significant time-to-market advantage. Our manufacturing facility has the capacity to produce 1,500 ZEVs per year while operating one eight-hour shift per day. The same facility and equipment can produce 3,000 ZEVs annually by increasing labor to two eight-hour shifts per day. We believe that with full utilization of our manufacturing facility combined with our ability to lease more space on our current campus, and with our OEM customers’ installation capacities, we will have the capacity to scale production to 20,000 vehicles and powertrains per year. Over the long term, we believe that we will be able to leverage our significant investment in manufacturing capacity to increase production output, leverage our fixed overhead and improve profitability from the sale of our products. In addition, we have also built an ecosystem of supply-chain partners and specialty vehicle partners which are instrumental to our growth.

Recent Developments

During the three months ended September 30, 2022, we produced 104 ZEVs, of which 3 are for our internal use and 93 were sold to customers. During the nine months ended September 30, 2022, we produced 248 ZEVs and 5 powertrains, of which 11 ZEVs are for our internal use, and we sold 192 ZEVs and 5 powertrains to customers. We are continuing to expand our product offerings and seek applications for our modular software and hardware. Using our modular customization strategy, we are able to adapt relatively quickly to new customers’ needs, vehicle configurations or uses.

On August 9, 2022, we announced the launch of Lightning InsightsTM, a significant extension of our state-of-the-art telematics system built for monitoring and managing Lightning fleet assets in real-time. The new system, which monitors up to 156 data points including vehicle location, state of charge, energy usage, efficiency, lifetime metrics with total driving hours, energy usage, vehicle health and many other important vehicle metrics, is integrated into every new Lightning eMotors vehicle. Additionally, Lightning Insights provides complete control over Lightning’s fleet charging solutions including charger access, charge time scheduling, load management, payment methods and more.

On August 31, 2022, we announced our strategic partnership with GoBolt — a Toronto-based technology-led, customer-centric sustainable logistics provider — to manufacture 170 all-electric cargo vans and box trucks over the next 12 months. These vehicles will be deployed across the U.S. and Canada. As part of this partnership, we will deliver 70 Class 3 zero-emission, all-electric cargo vans and 100 Class 5 zero-emission, all-electric box trucks. Deployment of the Class 3 vans is already underway. The fleet will feature a mix of 80kWh and 120kWh battery capacity vans with a CARB-certified all-electric range of over 200 miles per charge based on dynamometer tests. Development of the Class 5 box trucks is in progress, with deliveries targeted to begin in the first half of next year.

On September 13, 2022, we announced our second generation repower program for high-demand 40-foot transit buses. This new offering in Lightning’s growing lineup of Class 3-8 commercial electric vehicles will be available to municipal and private transit agencies throughout North America. We believe that repowering existing transit buses from diesel or CNG internal combustion to zero-emission battery-electric powertrains will help transit customers electrify their fleets at less than half the cost and in one-third the lead time of acquiring new electric buses. Repowered buses will feature an up to 560kWh battery system and deliver more than 200 miles of real-world range on a single charge.

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

Inflation Reduction Act. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law. The IRA creates tax credits of up to $40,000 in connection with the purchase of certain commercial EVs beginning in 2023. Although the implementing regulations are not yet issued, we expect that the new tax credits will accelerate the adoption and demand for commercial vehicles, including our Lightning ZEVs.

Supply-Chain challenges. We have been experiencing significant delivery delays from our suppliers since April 2020. In addition, we often do not get informed of delivery delays until or after the expected delivery dates and have, at times, also experienced deliveries in advance of expected delivery dates without prior notice (for orders that were previously delayed), which does not allow for adequate planning. We have also been experiencing shortages of chassis and other components. We have increased our raw material inventories and added new suppliers. However, adding new suppliers, especially for chassis, increases cost and delays production. We expect supply chain challenges will continue for the foreseeable future. As a result of these challenges, we increased our inventory of chassis, batteries, motors and other raw materials to optimize cost, minimize supply chain issues and prepare for an increase in future production. We have also entered into multi-year minimum purchase commitments with some of our suppliers of critical components. As of September 30, 2022, the minimum purchase commitment for the next twelve months is $30.9 million under these agreements. However, we are constantly evaluating our commitments and are currently in negotiations to either blend and extend or terminate some of our future commitments to address supply chain constraints and costs.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2022 and 2021

Revenue

The following table compares revenue for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Revenues	$11,131	$6,257	$4,874	78%
ZEV units sold	93	43	50	116%
Zero-emission powertrain units sold	—	—	—	—%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Revenues	$20,079	$16,771	$3,308	20%
ZEV units sold	192	110	82	75%
Zero-emission powertrain units sold	5	2	3	150%

Revenue is primarily derived from the sale of our ZEVs. Revenue increased by $4.9 million, or 78%, during the three months ended September 30, 2022 due to an increase in ZEV sales. We sold 93 ZEVs during the three months ended September 30, 2022 compared to the sale of 43 ZEVs during the three months ended September 30, 2021. The average sales price per unit decreased due to the change in product mix to primarily Class 3 ZEV sales during the three months ended September 30, 2022 compared to Class 3 and Class 4 ZEV sales during the prior year period.

Revenue increased by $3.3 million, or 20%, during the nine months ended September 30, 2022 due to an increase in ZEV sales. We sold 192 ZEVs and 5 zero-emission powertrains during the nine months ended September 30, 2022 compared to the sale of 110 ZEVs and 2 zero-emission powertrains during the nine months ended September 30, 2021. The average sales price per unit decreased due to the change in product mix to primarily Class 3 ZEV sales during the nine months ended September 30, 2022 compared to Classes 3, 4 and 5 ZEV sales during the prior year period.

Cost of Revenues, Gross Loss and Gross Margin

The following table compares the cost of revenues, gross loss and gross margin for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Cost of revenues	$14,580	$7,026	$7,554	108%
Gross loss	$(3,449)	$(769)	$(2,680)	(349)%
Gross margin	(31)%	(12)%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Cost of revenues	$27,191	$19,392	$7,799	40%
Gross loss	$(7,112)	$(2,621)	$(4,491)	(171)%
Gross margin	(35)%	(16)%

Cost of revenues includes direct costs (parts, material, and labor); indirect manufacturing costs (manufacturing overhead, depreciation and plant operating lease expense); shipping, field services, logistics and warranty costs.

Cost of revenues increased during the three and nine months ended September 30, 2022 due to an increase in revenues as well as an increase in costs per unit due to an increase in raw material costs and factory overhead and other fixed costs during the three and nine months ended September 30, 2022 compared to the prior year periods.

Gross margin decreased during the three and nine months ended September 30, 2022 due to selling ZEVs at lower average sales prices with an increase in raw material costs as well as factory overhead and other fixed costs during the three and nine months ended September 30, 2022 compared to the prior year periods.

Research and Development

The following table compares research and development expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Research and development	$1,428	$823	$605	74%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Research and development	$5,180	$2,214	$2,966	134%

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

Research and development expenses increased during the three and nine months ended September 30, 2022 due to an increase in our engineering headcount year-over-year, as we continue to advance the development and design of our products, refine and improve our production processes and enhance our in-house engineering capabilities.

Selling, General and Administrative

The following table compares selling, general and administrative expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative	$14,897	$9,299	$5,598	60%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative	$39,055	$29,245	$9,810	34%

Selling, general and administrative expenses consist of personnel-related expenses for our corporate, executive, engineering, finance, sales, marketing, program management support, and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for information technology, facilities, insurance, depreciation, amortization, travel, and sales and marketing costs. Personnel-related expenses consist of salaries, payroll taxes, benefits, and stock-based compensation. We expect our selling, general and administrative expenses to increase for the foreseeable future as we increase headcount and expenses with the growth of our business and acquisition of new and retention of existing customers.

Selling, general and administrative expenses increased by $5.6 million, or 60%, during the three months ended September 30, 2022 primarily due to an increase in employee headcount in sales and administration to support the planned growth in sales and production.

Selling, general and administrative expenses increased by $9.8 million, or 34%, during the nine months ended September 30, 2022. The nine months ended September 30, 2021 included one-time fees of $9.1 million associated with the closing of the Business Combination. Excluding the one-time fees, selling, general and administrative expenses increased by $18.9 million, or 94%, during the nine months ended September 30, 2022 primarily due to an increase in employee headcount in sales and administration to support the planned growth in sales and production as well as an increase in expenses associated with being a public company.

Interest Expense, net

The following table compares interest expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Interest expense, net	$3,758	$3,983	$(225)	(6)%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Interest expense, net	$11,468	$9,534	$1,934	20%
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

Interest expense for the three months ended September 30, 2022 included $4.1 million of accrued interest and discount amortization related to the Convertible Note and $0.1 million of interest expense associated with the Facility, offset by $0.5 million of interest income on our cash equivalents. Interest expense for the nine months ended September 30, 2021 included $3.9 million of accrued interest and discount amortization related to the Convertible Note and $0.1 million of interest expense associated with the Facility.

Interest expense for the nine months ended September 30, 2022 included $11.8 million of accrued interest and discount amortization related to the Convertible Note and $0.3 million of interest expense associated with the Facility, offset by $0.7 million of interest income on our cash equivalents. Interest expense for the nine months ended September 30, 2021 included $6.2 million of accrued interest and discount amortization related to the Convertible Note, $1.2 million of interest expense associated with the Facility, $1.3 million of amortization of the discount associated with the short-term convertible notes converted at the close of the Business Combination and $0.9 million for the early payment of interest associated with loans paid off in the Business Combination.

Change in Fair Value of Warrant Liabilities

The following table compares the change in fair value of warrant liabilities for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change
	(dollar amounts in thousands)
Gain from change in fair value of warrant liabilities	$(536)	$(27)	$(509)

	Nine Months Ended September 30,
	2022	2021	$ Change
	(dollar amounts in thousands)
(Gain) loss from change in fair value of warrant liabilities	$(1,850)	$28,108	$(29,958)

The gain from change in fair value of warrant liabilities of $0.5 million for the three months ended September 30, 2022 represents the change in fair value of the Gig private warrants that were assumed in the Business Combination. These changes in fair value reflect the impact of the marking-to-market of the warrant liability.

The gain from change in fair value of warrant liabilities of $1.9 million for the nine months ended September 30, 2022 represents the change in fair value of the Gig private warrants that we assumed in the Business Combination. The loss from change in fair value of warrant liabilities of $28.1 million for the nine months ended September 30, 2021 represents a loss of $27.9 million from the change in fair value of the outstanding common and preferred warrants, which were converted to common stock as a result of the Business Combination and a loss of $0.2 million from the change in fair value of the Gig private warrants assumed in the Business Combination. These changes in fair value reflect the impact of the marking-to-market of the warrant liability.

Change in Fair Value of Derivative Liability

The following table compares the change in fair value of derivative liability embedded in the Convertible Note for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change
	(dollar amounts in thousands)
(Gain) loss from change in fair value of derivative liability	$(3,728)	$5,023	(8,751)

	Nine Months Ended September 30,
	2022	2021	$ Change
	(dollar amounts in thousands)
(Gain) loss from change in fair value of derivative liability	$(16,370)	$9,290	(25,660)

The changes in fair value of the derivative liability for the three and nine months ended September 30, 2022 and September 30, 2021 reflect the impact of the marking-to-market of the underlying derivative embedded in the Convertible Note.

Change in Fair Value of Earnout Liability

The following table compares the change in fair value of earnout liability for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change
	(dollar amounts in thousands)
(Gain) loss from change in fair value of earnout liability	$(18,054)	$31,788	$(49,842)

	Nine Months Ended September 30,
	2022	2021	$ Change
	(dollar amounts in thousands)
(Gain) loss from change in fair value of earnout liability	$(68,357)	$44,164	$(112,521)

The changes in fair value of the earnout liability for the three and nine months ended September 30, 2022 and September 30, 2021 reflect the impact of the marking-to-market of the earnout shares.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures, as defined in Item 10(e) of Regulation S-K, are useful in evaluating our operational performance. We use the following non-GAAP financial information among other operational metrics to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

EBITDA, Adjusted EBITDA and Adjusted Net Loss

We define EBITDA as net income (loss) before depreciation and amortization and interest expense. We define adjusted EBITDA as net income (loss) before depreciation and amortization, interest expense, stock-based compensation, gains or losses related to the change in fair value of warrant, derivative and earnout share liabilities, gains or losses on extinguishment of debt and other non-recurring costs determined by management, such as the ELOC commitment fee and Business Combination related expenses. We define adjusted net loss as net income (loss) adjusted for stock-based compensation expense, gains or losses related to the change in fair value of warrant, derivative and earnout share liabilities, gains or losses on extinguishment of debt and certain other non-recurring costs determined by management, such as the ELOC commitment fee and Business Combination related expenses. We believe EBITDA, adjusted EBITDA and adjusted net loss are meaningful metrics intended to supplement measures of our performance that are neither required by, nor presented in accordance with, GAAP. We believe that using EBITDA, adjusted EBITDA and adjusted net loss provide an additional tool for investors to use in evaluating ongoing operating results and trends while comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA, adjusted EBITDA and adjusted net loss we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of EBITDA, adjusted EBITDA and adjusted net loss may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA, adjusted EBITDA and adjusted net loss in the same fashion.

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

The following table reconciles net income (loss) to EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(1,231)	$(49,461)	$23,751	$(122,955)
Adjustments:
Depreciation and amortization	511	255	1,279	605
Interest expense, net	3,758	3,983	11,468	9,534
EBITDA	$3,038	$(45,223)	$36,498	$(112,816)
Stock-based compensation expense	1,470	1,349	3,878	1,545
(Gain) loss from change in fair value of warrant liabilities	(536)	(27)	(1,850)	28,108
(Gain) loss from change in fair value of derivative liability	(3,728)	5,023	(16,370)	9,290
(Gain) loss from change in earnout liability	(18,054)	31,788	(68,357)	44,164
Gain on extinguishment of debt	—	(2,194)	—	(2,194)
Other income	—	(3)	—	(27)
ELOC Agreement commitment fee	851	—	851	—
Business Combination expense	—	—	—	9,098
Adjusted EBITDA	$(16,959)	$(9,287)	$(45,350)	$(22,832)

The following table reconciles net income (loss) to adjusted net loss for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(1,231)	$(49,461)	$23,751	$(122,955)
Adjustments:
Stock-based compensation expense	1,470	1,349	3,878	1,545
Business Combination expense	—	—	—	9,098
ELOC Agreement commitment fee	851	—	851	—
(Gain) loss from change in fair value of warrant liabilities	(536)	(27)	(1,850)	28,108
(Gain) loss from change in fair value of derivative liability	(3,728)	5,023	(16,370)	9,290
(Gain) loss from change in earnout liability	(18,054)	31,788	(68,357)	44,164
Gain on extinguishment of debt	—	(2,194)	—	(2,194)
Adjusted net loss	$(21,228)	$(13,522)	$(58,097)	$(32,944)

Liquidity and Capital Resources

As of September 30, 2022, we had $95.8 million in cash and cash equivalents compared to $168.5 million as of December 31, 2021. For the nine months ended September 30, 2022, we had net income of $23.8 million, primarily as a result of gains from changes in fair value of our warrant, derivative and earnout liabilities. Cash flow used in operating activities was $67.0 million for the nine months ended September 30, 2022. We had positive working capital of $129.3 million as of

September 30, 2022, primarily as a result of the proceeds received from the Business Combination. Our accumulated deficit amounted to $157.8 million as of June 30, 2022.

Sources of Liquidity

Since our inception, we have financed our operations primarily from debt financing and the sales of common and convertible preferred shares. We closed the Business Combination on May 6, 2021 pursuant to which we added $216.8 million of cash, net of redemptions, to the balance sheet.

On August 30, 2022, we entered into the ELOC Agreement with Lincoln Park Capital, LLC, pursuant to which Lincoln Park committed to purchase up to $50.0 million of shares of our common stock, subject to certain limitations and conditions set forth in the ELOC Agreement. As of September 30, 2022 and through the date of this filing, we have not sold any common stock to Lincoln Park under the ELOC Agreement.

As of September 30, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $95.8 million. We believe our cash and cash equivalents balance will provide sufficient liquidity to continue to execute our business strategy over the next twelve months from the date the September 30, 2022 financial statements were issued.

Liquidity Requirements

We may require additional capital to fund the growth and scaling of our manufacturing facility and operations; further develop our products and services, including those for orders in our order backlog; and fund potential strategic investments and acquisitions. Until we can generate sufficient cash flow from operations, we expect to finance our operations through a combination of the merger proceeds we received from the Business Combination and common stock issuances under the ELOC Agreement as well as from additional public offerings, debt financings or other capital markets transactions, collaborations or licensing arrangements. The amount and timing of our future funding requirements depend on many factors, including the pace and results of our development efforts and our ability to scale our operations.

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
Material Cash Requirements

From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of components and raw materials to be used in the manufacture of our products. To provide flexibility in our development and production plan and opportunities to renegotiate pricing, we generally do not have binding and enforceable purchase orders beyond the near term. However, in order to secure raw materials vital to our products, we have entered into multi-year minimum purchase commitments with some of our suppliers. If we fail to meet the minimum purchase commitments, we must pay a penalty. As of September 30, 2022, the minimum purchase commitment for the next twelve months is $30.9 million under these agreements. However, we are currently in negotiations with certain suppliers to either blend and extend or terminate some of our future commitments due to supply chain constraints and cost increases for both parties. See Note 14 to the consolidated financial statements for additional information.

Our capital expenditures are typically difficult to project beyond the short term given potential supply chain constraints and market conditions. We estimate our total capital expenditures for the year 2022 to be between $8 and $10 million for development and production activities.

Debt

As of September 30, 2022, we had outstanding $87.9 million of principal indebtedness associated with our Convertible Note, which matures on May 15, 2024. We are obligated to make semi-annual interest payments of $3.3 million in May and November through maturity based on an annual interest rate of 7.5%. We also had outstanding $3.0 million of principal indebtedness associated with our Facility, which matures on October 21, 2024. We are obligated to make quarterly interest payments of $0.1 million through maturity based on an annual interest rate of 15%. See Note 8 to the consolidated financial statements for additional information.

Leases

We have one material lease commitment, an operating lease covering our manufacturing center, distribution center and office space. We also have an operating lease for IT equipment and finance leases for manufacturing equipment. As of September 30, 2022, our total minimum lease commitments were $14.2 million, with $3.1 million due in the next twelve months. See Note 9 to the consolidated financial statements for additional information.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2022	2021
	(dollar amounts in thousands)
Net cash used in operating activities	$(66,986)	$(47,962)
Net cash used in investing activities	(5,694)	(2,311)
Net cash (used in) provided by financing activities	(63)	237,051
Net (decrease) increase in cash	$(72,743)	$186,778

Cash Flows Used In Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was $67.0 million and $48.0 million, respectively. Cash flows from operating activities are significantly affected by revenue levels, mix of products and services, and investments in the business in research and development and selling, general and administrative costs in order to develop products and services, improve manufacturing capacity and efficiency, and support revenue growth. With respect to the nine months ended September 30, 2022, increases in net cash used in operating activities, in comparison to the corresponding prior period, were principally driven by a increases in cost of revenues and selling, general and administrative expenses, as described in more detail above.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $5.7 million and $2.3 million, respectively. Cash flows from investing activities relate to capital expenditures to support revenue growth as we invest in and expand our business and infrastructure.

Cash Flows From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 was de minimis. Net cash provided by financing activities for the nine months ended September 30, 2021 was $237.1 million and consisted of net proceeds of $142.8 million from the Business Combination and PIPE Financing, proceeds of $95.0 million from the issuance of the Convertible Note, proceeds from Facility borrowings of $7.0 million, proceeds from the exercise of warrants of $3.3 million and proceeds from the exercise of stock options of $0.6 million, offset by payments on our previous outstanding notes payable of $11.5 million and payments related to lease obligations of $0.1 million.

Backlog

As of October 31, 2022, we had $163.8 million of order backlog comprised of ZEVs, zero-emission powertrains and/or charging systems of approximately 1,500 units. Our order backlog is comprised of binding and non-binding agreements and purchase orders from customers. Some of our non-binding order backlog has contingencies, including completing a successful pilot program, obtaining third-party financing or obtaining government grants, such as the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project. Although the non-binding order backlog does not constitute a legal obligation and, in some cases, may have contingencies, we believe the amounts included in our order backlog are firm, even though these non-binding orders may be cancelled or delayed by customers without penalty. We may elect to permit cancellation of orders without penalty where management believes it is in our best interest to do so. On a case-by-case basis and at our sole discretion, we have held partial deposits for purchase orders from customers.

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

We believe that there have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2022 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We will remain an EGC under the JOBS Act until the earliest of (i) December 31, 2025, which is the last day of our first fiscal year following the fifth anniversary of our initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.24 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of our common equity held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a small reporting company defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of regulation S-K, we are not required to provide the information requested by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with participation from our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our design and operation of the Company’s disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information with respect to this Part II, Item 1 can be found in Note 14 to the consolidated financial Statements included in this quarterly report on Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously discussed in Part 1, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2021 and in Item 1A in our quarterly report on Form 10-Q for the quarter ended June 30, 2022. However, these risks are not the only risks facing us. There may be additional risks and uncertainties that are not currently known to us or that we currently consider to be insignificant that could materially and adversely affect our business, financial condition, or operating results in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

2023 Annual Meeting of Stockholders

Our annual meeting of stockholders will be held on May 12, 2023. Stockholder proposals or director nominations to be considered for inclusion in the 2023 proxy materials must be submitted to in writing to our Corporate Secretary at c/o Lightning eMotors, Inc., 815 14th Street SW, Suite A100, Loveland, CO 80537, by February 11, 2023. That date is 90 calendar days before the annual meeting date per our Amended and Restated Bylaws.

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

10.1
Purchase Agreement, dated August 30, 2022, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 filed on the Company’s Current Report on Form 8-K, filed by the Company on August 30, 2022)

10.2
Registration Rights Agreement, dated August 30, 2022, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 filed on the Company’s Current Report on Form 8-K, filed by the Company on August 30, 2022)

10.3†#	Employment Agreement, dated October 3, 2022, between the Company and David Agatston

10.4†#	Offer letter to David Agatston, dated September 8, 2022

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
†Filed herewith.
#    Indicates a management contract or compensatory plan, contract or arrangement.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2022

LIGHTNING EMOTORS, INC.

By:	/s/ Timothy Reeser
Name:	Timothy Reeser
Title:	Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ David Agatston
Name:	David Agatston
Title:	Chief Financial Officer
(Principal Financial Officer)