Form 10-K
period 2022-12-31
Lightning eMotors, Inc.
filed 2023-03-13
CIK 1802749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From                 To
Commission file number: 001-39283
LIGHTNING eMOTORS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-4605714
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
815 14th Street SW, Suite A100, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (800) 223-0740
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Common Stock, $0.0001 Par Value per Share	ZEV	New York Stock Exchange
Redeemable Warrants, each full warrant exercisable for one share of Common stock at an exercise price of $11.50 per share	ZEV.WS	New York Stock Exchange
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

Large accelerated filer ☐	Smaller reporting company ☒
Accelerated filer ☐	Emerging growth company ☒
Non-accelerated filer ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price as reported on the New York Stock Exchange, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $107.7 million. Shares of Common Stock held by each executive officer and director and by each shareholder of more than 10% of any class of voting equity securities of the Registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of February 28, 2023 was 94,247,642.
Documents Incorporated by Reference

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III will be incorporated by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2023 annual meeting of stockholders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The discussions in this annual report on Form 10-K contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning expectations and other forward looking statements relating to our business, supply chain constraints, our strategy, competition, future operations and production capacity, future financial position, future revenues, projected costs, results of operations, profitability, cost reductions, capital adequacy, demand and acceptance for our technologies, growth opportunities and trends in the market in which we operate, and other prospects, plans and objectives of management. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this annual report on Form 10-K and in our other filings with the Securities and Exchange Commission, or the SEC. We do not assume any obligation to update any forward-looking statements, except as required by law.
As used in this annual report on Form 10-K, unless otherwise stated or the context requires otherwise, references to “Lightning,” the “Company,” “we,” “us,” and “our,” refer to Lightning eMotors, Inc. and its consolidated subsidiary.

PART I
Item 1. Business
Overview
We are a leading designer and manufacturer of zero-emission commercial trucks and buses and charging infrastructure solutions for fleets, large enterprises, original equipment manufacturers, and governments. Our product offerings range from cargo vans, transit and shuttle buses, school buses, specialty work trucks, ambulances and electric powertrains for school buses, transit buses and motorcoaches. Our product solutions help our customers reduce their greenhouse gas emissions, lower operating costs and improve energy efficiency.
During 2022, we produced 381 units consisting of zero-emission vehicles, or ZEVs, and separately sold zero-emission powertrains, of which 11 units are for our internal use. During 2022, we sold 227 units compared to the sale of 146 units in 2021, an increase of 55%%. To date, all of the ZEVs we have sold are fully certified through executive orders issued by the California Air Resource Board, or CARB, the agency that certifies a vehicle as compliant with all emissions related requirements in California. We currently maintain ten executive orders for our ZEVs, and most recently received one for our 2022 ZEV4TM. As of February 28, 2023, we had over 450 vehicles on the road with over 3.7 million miles driven.
We started in 2008 as a manufacturer of hybrid systems for commercial vehicles. In 2017, we redirected our efforts to focus exclusively on the market opportunity in ZEVs. We successfully and quickly adapted to developing ZEVs by leveraging nearly 10 years of extensive knowledge and production infrastructure for the hybrid systems. Our 14-year track-record of research and development, significant customer engagement and validation, and focus on building highly customized vehicles has allowed us to create an electric solution that we believe remains ahead of the competition in terms of technology, reliability, and versatility. We combine internally-developed, optimized modular software, which can be used in multiple platforms and applications, with hardware designs that allows us to address a diverse range of opportunities in the markets in which we operate in a cost-effective manner. Our flexible approach provides a significant time-to-market advantage. We believe we are the only full-range manufacturer of Class 3 to 7 ZEVs in the United States providing end-to-end electrification solutions including advanced analytics software and mobile charging solutions to our customers.
Recent Developments
In 2022, we continued to expand our product offerings, business partnerships and technologies.

•We developed and produced our first GM 4500 platform ZEV4TM, that expands our chassis offerings, further demonstrating our ability to adapt our modular technology and transition away from single-supply components.
•We launched our second-generation mobile vehicle battery charger, our highly anticipated, first in class, mobile DC fast charger, to be available for purchase or lease, that provides a fast-charging solution while permanent charging infrastructure is being constructed, and that also enables fleets to charge vehicles in the field.
•We launched Lightning InsightsTM, a significant extension of our state-of-the-art telematics system built for monitoring and managing the Lightning fleet in real-time. Additionally, Lightning Insights provides complete control over Lightning’s fleet charging solutions including charger access, charge time scheduling, load management, payment methods and more.
•We launched our second generation repower program for 40-foot transit buses, available to municipal and private transit agencies throughout North America.
•We launched our first online fleet planner and fleet configuration tool allowing interested customers to receive an operating cost analysis, carbon reduction information and vehicle recommendations based on their need.
•We expanded our cooperation with Collins Bus Corporation, a leading manufacturer of Type A school buses.
•We expanded our manufacturing to a total of 130,000 square feet, invested in automation and new processes and significantly increased our production capacity.
Products and Technologies
Our complementary suite of products, software and services are designed to deliver highly reliable and cost-effective solutions to our customers operating vehicles in a wide range of commercial applications. Our goal is to simplify the electrification process for our customers and provide solutions that flow from the vehicle purchase to the charging infrastructure to the after-sale analytics and service support. Lightning’s “fleet electrification equation solution” for fleet managers covering vehicles, charging infrastructure, software, service, financing and public incentives or funding, offers a customized solution package to address customer needs, uses, and funding and financing options.
Through our free fleet configuration tool, Fleet Planner, fleet managers are able to input their individual fleet characteristics and receive a customized operating cost analysis and carbon reduction metrics based on the recommended ZEV that best fits their specific needs.
Zero-emission Vehicles and Powertrains
Our technology is optimized for ZEVs in Classes 3 to 7, covering gross vehicle weights of approximately 10,000 to 33,000 pounds, running in urban environments, ranging from medium-duty vans to motorcoaches. Typically, the level of customization is higher for ZEVs compared to traditional combustion engine commercial vehicles. Because our software and hardware are modular, we are able to select from our code and hardware libraries to create configurations that suit customers’ needs across a broad category of use applications. Our modular customization strategy allows us to adapt relatively quickly to fulfill orders with multiple configurations.
In addition to building complete ZEVs, we also design and sell electric powertrains to our OEM partners. We train third-party and OEM technicians to install and service the powertrains within the OEMs’ manufacturing facilities.
We offer a wide range of vehicles, including passenger vehicles, cargo vehicles, ambulances, and city transit bus and motorcoach repowers. Our ZEVs are ideal for localized applications such as airport parking, hospitals, universities, and commercial campuses, as well as middle- and last-mile deliveries. All our ZEVs support both Level 2 AC charging and DC fast charge. We offer a standard 5-year or 60,000-mile warranty with our ZEVs, with extended warranty options available. For warranty services, we have a team of direct service technicians who travel to customer sites to perform repairs and updates, as well as trained local service providers, on an as-needed basis.
Our principal platforms are:
Lightning ZEV3™ Transit van: The Lightning ZEV3™ Transit van is equipped with a state-of-the-art electric drivetrain and, depending on the selected battery configuration, offers a 140-mile to 200-mile range. As a passenger or cargo van it can be used for micro-transit, private and public shuttle services or middle- and last-mile deliveries. In specialty applications it can be outfitted as a Type 2 ambulance. The ZEV3 Transit van is “Buy America” certified, and most recently passed, Altoona testing, qualifying the ZEV3 Transit for purchases under certain Federal Transit Administration’s, or FTA, $1.7 billion incentive programs.
Lightning ZEV4™: The Lightning ZEV4™ can be outfitted as a shuttle bus with a capacity of up to 18 passengers in many applications, such as airport parking, college and corporate campuses, and senior communities, or as a work truck, as a cargo van or box truck for middle- and last-mile deliveries, or as a Type 3 ambulance. It is equipped with our state-of-the-art electric powertrain on the widely-used GMC Savana 4500 / Chevrolet Express 4500 platforms. It achieves a range of up to 130 miles and is also available with cargo lifts, refrigeration systems and other upfit options. The Lightning ZEV4™ can also be outfitted as a type A school bus, such as the model built in partnership with Collins Bus Corporation. We expect the ZEV4 to be eligible for federal incentive programs, such as the Inflation Reduction Act, or IRA, that provides up to $40,000 in tax credits, as well as various state programs, such as the California HVIP program which provides vouchers for up to $60,000.
In addition, we offer repowered powertrains for class 7 and 8 transit buses and motorcoaches that replace their diesel or CNG engines with our battery-electric drivetrain as an alternative to purchasing a new, more expensive, all-electric vehicle. For example, we are the exclusive motorcoach repower electrification solution provider to ABC Companies, a leading motorcoach distributor in the United States. Our electric repower solution offers a shorter delivery time and a pricing advantage compared to many new electric buses and coaches manufactured by other OEMs.
We are currently developing and testing additional platforms, such as class 5 and 6 trucks and buses, and expect to start production in 2024.

Lightning Energy
We sell, both mobile and stationary, chargers and energy systems as supporting products to our ZEV customers. There are significant complexities associated with designing, installing and supporting charging infrastructure. We believe that by providing charging infrastructure with the vehicle, we can ensure compatibility and provide the customer with a single point of contact if an issue were to arise. We believe that providing a packaged turnkey vehicle with charging solutions accelerates sales and scale-up cycles and is a competitive advantage.
Our second-generation mobile battery vehicle charger that we manufacture in-house provides flexible charging solutions while permanent infrastructure is being built and also provides a commercial vehicle rescue solution. It offers DC fast charge for up to five electric vehicles with a capacity of 105kWh to up to 420 kWh, making it the ideal charging solution for charging trucks, vans, buses and cars at remote locations, special events and depots.

Lightning Insights™
Our proprietary Lightning Insights telematics and analytics platform, which is installed in each ZEV and powertrain sold, allows us to collect up to 160 data points for every ZEV and optimize drive cycle and vehicle performance data in real-time. Our manned network operations center monitors and analyzes all the vehicle telematics data for service and support issues, and allows us to provide predictive maintenance and support to our customers. This data is also integrated with our charging software. By integrating a complete charging solution with vehicle telematics, fleet managers are able to coordinate their fleet assets to maximize uptime and minimize cost, schedule vehicle charging times to improve energy usage and save money, utilize vehicle-to-grid technology to earn energy credits, use the vehicle and charger data to further EV deployments, intelligently pair vehicles and chargers to meet daily route needs, and much more. This data provides drivers and fleet operators meaningful real-time recommendations about how to improve vehicle performance, routes, and charging strategies and scale their electric vehicle fleets. Lightning Insights also provides fully compliant reporting for all federal, state, and local EV and charger incentive programs such as the California HVIP, the FTA’s Low or No Emission Vehicle Program, or LowNo, the EPA Clean School Bus Program, and the Low Carbon Fuel Standard, or LCFS. Our analytics platform is offered on a subscription basis with all ZEV and powertrain purchases. We are currently developing a mobile application featuring custom driver notifications.
Customers
We sell primarily to commercial vehicle fleet operators, making our sales process Business-to-Business focused and our products bespoke to our customers’ needs. We also partner with Collins Bus and its dealer network to sell electric school buses to government entities, such as transit agencies and school districts. Because we work directly with our customers, we are able to assess and meet their needs in a cost-effective manner. We believe our customers choose to partner with us because we are a one-stop shop for ZEVs and charging and energy infrastructure, across Classes 3 to 7 in the United States. We aim to take the complexity out of the EV purchasing process by helping customers specify the vehicles that suit their individual needs based on our in-depth telematics/analytics while also providing them with charging solutions for their fleets. Our vehicles currently on the road with customers, some for as long as 42 months, benefit from extensive validation with customers and end-users, and are deployed in real working conditions, gathering real-time data. Our customers represent some of the largest global fleet operators and logistics providers in the world, as well as a variety of other large enterprises and governments across a variety of commercial vehicle categories.
We have also developed partnerships with specialty vehicle OEMs, who are critical to our growth strategy and enable us to apply our modular technology to an expanding range of markets including recreational vehicles, ambulances, school buses, coaches, etc. We work closely with manufacturing partners including Forest River, Rev Group, Winnebago and ABC Companies to electrify vehicles in their target markets that they manufacture. For example, we are the exclusive motorcoach repower electrification solution provider to ABC Companies, a leading motorcoach distributor in the United States. Our four largest customers accounted for approximately 19%, 16%, 12% and 11% of total revenue for the year ended December 31, 2022. As of and for the year ended December 31, 2022, two customers accounted for 40% and 25% of our total accounts receivables.
Many of our customer purchase orders have long lead times and contain contingencies, such as completing a successful pilot program, obtaining third-party financing, or obtaining government grants such as HVIP. The conversion of our order backlog to revenue is dependent, among other things, on our ability to obtain and secure a steady supply of components used in our manufacturing process, and in some cases particular customizations require longer lead times. For these reasons, we believe, that our order backlog at any particular date is not necessarily representative of potential sales or future revenue, and we will no longer include an actual dollar amount of backlog in our disclosure.
Manufacturing
Our manufacturing facility is located in Loveland, Colorado. At this facility, we design, manufacture, assemble and test our ZEVs, powertrains and charging solutions. We currently operate a single 8-hour shift with capacity to manufacture and assemble 1,500 ZEVs and/or powertrain units per year. Our manufacturing space comprises over 130,000 square feet. We continue to invest in our facility and systems. For example, we use multiple LightGuide projected augmented reality software systems, automated welding collaborative robots, an automatic fastener torque system, and recently deployed a fully digital manufacturing execution system providing visual floor management and electronic work order system. In addition, we are installing two state-of-the-art chassis dynamometers that will allow us to accelerate testing of our ZEVs on-site and continue to improve our quality and optimize efficiency.
Supply Chain Partners
Since 2008, we have built an ecosystem of supply-chain partners and specialty vehicle partners. Our suppliers are instrumental to the performance and reliability of our vehicles and enable us to scale in a relatively cost-effective manner. Our key suppliers include General Motors, Inc., Dana Holding Corp., Danfoss, BorgWarner, Inc., ABB, Siemens AG, Proterra and CATL, among others, all of which are industry leading manufacturers of critical components like chassis, bodies, batteries and chargers. While we have experienced supply challenges with battery and chassis manufacturers in the past, primarily related to delivery commitments, quality, and performance, we continue to expand and improve our supply chain partnerships.
As of and for the year ended December 31, 2022, two suppliers accounted for 20% and 15% of our total accounts payable and two suppliers accounted for 34% and 23% of inventory purchases. We aim to optimize our supply chain for quality, reliability, and cost. We believe our long-term relationships with supply chain partners will be a key driver in our ability to scale without unduly sacrificing quality or delivery times and serve as a foundation for our growth. We are building relationships with multiple suppliers for each core component of our vehicles.
Sales and Marketing
Currently, we have a sales force consisting of sales representatives and regional sales managers located across the major markets in the United States. Our education-focused, technically sophisticated sales force markets and sells a complete range of end-to-end electrification solutions directly to urban commercial fleets, which include commercial ZEVs, powertrains and charging services. We also engage with certain commercial vehicle dealers to market and sell our ZEVs. To further broaden awareness of our products and technologies, we regularly display our products at trade shows, such as the NTEA Work Truck show, the Advanced Clean Transportation show, the American Public Transportation Association show and the School Transportation News show, and host Lightning days where we demonstrate our vehicles, inform about our products, and allow hands-on ride and drive opportunities.
Seasonality
Overall, the demand for our products is relatively consistent over the year, based on our limited history. However, in typical market conditions, the North American automobile market experiences a higher level of production in the first half of the year due to fewer holidays and the practice of plant shutdowns in July and December and model year changeovers. We have also experienced delays in customer orders in the fourth quarter and early in the year due to grant funding cycles. Typically, government programs establish a budget for the coming year late in November or December with roll-outs starting in the first quarter of the following year. The market has experienced seasonality because school districts order school buses in late Spring or early Summer to be available for the coming school year.
Industry Background and Market
According to McKinsey & Co., or McKinsey, worldwide sales of light commercial electric vehicles were less than 200,000 units in 2021, and represented 2% of sales in that segment. Further, per McKinsey, 75% of the 200 largest fleet operators in the United States comprising approximately 1.2 million vehicles, have committed to reduce carbon emissions in their fleets and many have started to invest in ZEVs. See Getting to carbon-free commercial fleets, December 13, 2022, Saral Chauhan, Malte Hans, Moritz Rittstieg, Saleem Zafar.
Based on a study by the World Resources Institute, there are nearly half a million school buses in the United States with more than 90% of those on the road today being diesel powered. Demand for electric school buses is growing, evidenced by 2.5% of the school bus fleet already committed to converting to electric school buses. Recent federal and state policy commitments and incentives, such as $5 billion in EPA funding, IRA grants, and state funding which is often stackable, are expected to accelerate demand for electric school buses. See Electric School Bus U.S. Market Study and Buyer's Guide, August 18, 2022, Alissa Huntington, Jessica Wang, Phillip Burgoyne-Allen, Emmett Werthmann, Eleanor Jackson, World Resources Institute.
Based on estimates by the National Automobile Association, approximately 245,000 medium-duty commercial trucks, passenger vans and buses are expected to be sold in 2023 in the U.S. See Truck Beat, December 2022, Patrick Manzi, NADA. We believe, a portion of those sales will be for electric vehicles, of which many will qualify for government funding, such as the IRA, FTA programs, various state programs, such as HVIP, and the EPA Clean School Bus initiative.
We believe that some of the major drivers for the adoption of ZEVs are the lower operating costs and total cost of ownership versus combustion engine vehicles, the availability of grant and incentive programs, improving charging infrastructure and government mandates requiring low- or zero-emissions vehicles. Some of the challenges in the commercial fleet markets continue to be the availability of financing, the price of ZEVs compared to combustion engine vehicles, and support infrastructure.
Customers of our ZEVs generally see lower operating costs versus a comparable combustion engine vehicle as a result of lower fuel costs, lower maintenance expenses, fewer fluids, such as engine oil, that require regular changing, reduced brake wear due to regenerative braking and fewer moving parts overall as compared to combustion engine vehicles.
We do not incorporate third-party studies or articles into this annual report on Form 10-K.
Competition
We believe that our primary competition today is with legacy OEM internal combustion engine-based vehicles. As the regulatory environment is changing over the next several years, we expect to face more competition from manufacturers of electric commercial vehicles. There are both traditional specialty vehicle OEMs and an increasing number of newer companies that have announced offerings of commercial electric trucks, vans or buses. We currently have few competitors in the medium-duty electric vocational van and shuttle bus space, including GreenPower Motor Company, XOS Trucks, Sea Electric, Workhorse and Motiv. We compete with Micro Bird Corporation in the market for Type A school buses. We believe the competitive factors in our markets are talent and culture, technological innovation, product performance and quality, product availability, customization options, service options, customer experience, brand differentiation, product design and style, pricing, manufacturing scale and efficiency. We believe that we have a head start and compete efficiently with our competitors (including the large OEMs) on the basis of these factors; however, the competitive landscape is dynamic and our competitors may develop greater financial, technical, manufacturing, marketing and other resources than we do. Our competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions in the electric vehicle market may result in even more resources being concentrated in our competitors.
Research and Development
Our primary areas of focus for research and development include, but are not limited to (i) ZEV development and system integration for additional vocational applications and weight classes, development of our built-for-purpose electric vehicle platforms, developed on our Lightning e-chassis, and optimizing cost and efficiencies in our current platforms; (ii) software and algorithms for our electrification solutions; (iii) telematics and data analytics with over-the-air update support; (iv) accelerated lifetime testing processes to improve reliability, maintainability and system-level robustness; (v) sub-systems enhancement; and (vi) mobile and wireless charging solutions. We expect to remain focused on R&D for the foreseeable future as we continue to invest in R&D activities to expand our commercial reach into additional markets.

Intellectual Property
We protect our growing intellectual property portfolio through a combination of patent, trademark, copyright and trade secret protection, as well as confidentiality and invention assignment agreements with our employees, consultants and suppliers. We seek to control access to, and distribution of, our proprietary information through non-disclosure agreements with our vendors and business partners. Unpatented research, development, know-how, and engineering skills make a vital contribution to our business, and we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property. While we currently are in the process of applying for patent protection for some of our inventions, trade-secrets, particularly with respect to our software and supply chain, are our primary form of intellectual property protection. We regularly review our development efforts to assess the existence and patentability of new intellectual property. To that end, we are prepared to file additional patent applications as we consider appropriate under the circumstances relating to the new technologies that we develop.
Government Regulations and Incentives
In the automotive space in which we operate, we are subject to numerous federal, state, and local laws and regulations governing matters including environmental protection, and occupational health and safety. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas. A brief summary of material government and environmental regulations and incentives is set forth below.
Motor Vehicle Safety
Our vehicles are subject to compliance with the Federal Motor Vehicle Safety Standards, or FMVSS, and other regulatory obligations established by the National Highway Transportation Safety Administration, or NHTSA. Lightning is a registered USDOT Intermediate Stage Manufacturer, Final Stage Manufacturer, Incomplete Vehicle Manufacturer, and Vehicle Alterer. Any chassis or body modifications performed by us must be designed, manufactured, tested, and self-certified to ensure that the final ZEV complies with applicable FMVSS requirements.
We are also required to comply with or demonstrate exemptions from other requirements of federal laws administered by NHTSA, including the Federal Corporate Average Fuel Economy, or CAFÉ, standards, Theft Prevention Act requirements, consumer information labeling requirements, Early Warning Reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls, and owner’s manual requirements. Where required, our ZEV are fully compliant with the foregoing referenced standards. We also have systems in place to ensure compliance with all reporting obligations to NHTSA.
The battery packs we use in our ZEVs must conform to mandatory regulations that govern transport of “dangerous goods,” defined to include lithium-ion batteries, which may present a risk in transportation. Governing regulations, issued by the Pipeline and Hazardous Materials Safety Administration, are based on the United Nations Recommendations and Model Regulations on the Transport of Dangerous Goods, as well as related UN Manual of Tests and Criteria.
EPA and CARB Emissions Compliance and Certification
Under the U.S. Clean Air Act, medium and heavy-duty vehicles and powertrains are required to obtain a certificate of conformity issued by the U.S. Environmental Protection Agency, or EPA, and a California executive order issued by CARB. This regulatory process is designed to ensure that all vehicles comply with applicable emission standards for both criteria pollutants, such as nitrogen oxides or NOx, and particulate matter, and greenhouse gases, or GHG, such as CO2 and nitrous oxide. A certificate of conformity is required for vehicles sold in all states, and a CARB executive order is required for vehicles sold in California, and in 17 states and the District of Columbia, that have adopted the California standards that are either already effective or take effect in the next few years. CARB sets more stringent standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California and must obtain a waiver of preemption from the EPA before implementing and enforcing such standards. California’s waiver of preemption with regard to GHG emission standards is currently the subject of legal challenges, and the authority of California to implement and enforce GHG emission standards for vehicles and engines in the future is uncertain. The EPA certificate of conformity and CARB executive order must be obtained for each model year for each class of vehicle. Failure to obtain or comply with the terms of a certificate of conformity or executive order is subject to civil penalty and administrative or judicial enforcement. We currently utilize EPA certified chassis from major OEM’s (an alternative fuel vehicle certification from the EPA is not required for our ZEVs), and maintain ten active CARB executive orders.

Pursuant to its authority under the Clean Air Act, the EPA adopted Phase 1 fuel efficiency and GHG standards for medium-duty vehicles and engines on September 15, 2011. The EPA adopted more stringent fuel efficiency and GHG standards for medium-duty vehicles and engines on October 25, 2016. Manufacturers of vehicles and engines may comply with the GHG standards by selling increasing percentages of ZEVs. CARB also has adopted GHG and fuel efficiency standards for medium and heavy-duty vehicles and engines. The Advanced Clean Trucks, or ACT, Regulation approved by CARB in June 2020 requires medium-duty and heavy-duty vehicle manufacturers to produce and offer for sale in California increasing numbers of ZEVs. These regulatory standards increase annually beginning in 2024, and will require that 30%-50% of new truck sales in California (depending on class) be ZEVs by 2030, and 55%-75% (depending on class) by 2035.
Offset credits for early production of heavy-duty ZEVs became available in model year 2021. We are registered, and bank these credits which can then be sold to truck OEMs that are not in compliance with the ACT regulation for a period of 5 years.
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
Manufacturers may have to conduct recalls, service campaigns or other field actions, or provide extended warranties to address any such in-use issues that may arise. The EPA is considering extending the warranty period, including by adopting the CARB warranty obligations of 110,000, 150,000, or 350,000 miles, depending on the engine size. Manufacturers of medium-duty engines and vehicles also must ensure that their products comply with on board diagnostics, or OBD, requirements. The OBD system is intended to identify and diagnose malfunctions within the engine, after treatment and emission control systems and alert the driver to the underlying issue so the vehicle can be brought in for service. CARB issues approval of the OBD system as part of its issuance of an executive order; the EPA deems demonstration of compliance with CARB's OBD requirements to satisfy the EPA’s requirements. As with emissions compliance, manufacturers are required to ensure that the OBD system functions as designed and can identify component malfunctions throughout the full useful life of the vehicle or engine.
Incentive and Grant Programs
Many customers of electric vehicles utilize state and federal incentive programs to offset the higher initial costs of electric vehicles, as well as to fund the installation of charging equipment. Our customers have historically leveraged the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project, or HVIP, as well as Volkswagen Emissions Mitigation Trust Fund funding that is allocated to each state to purchase our vehicles and charging systems. Most recently, the EPA Clean School Bus program, the Low-and No-Emission Vehicle program, and the Federal Inflation Reduction Act passed in 2022, as well as several state programs will provide material new incentives for electric vehicles in 2023 and beyond.
Inflation Reduction Act. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA extends the existing tax credit for electric vehicles and establishes a new tax credit for used EVs, and establishes a new tax credit for commercial EVs. Under the IRA, commercial EVs will be eligible for a federal tax credit of up to the lesser of 30% of the sales price or the incremental cost of a comparable ICE-engine vehicle, capped at $7,500 for vehicles under 14,000 pounds and $40,000 for all others. In addition, governmental entities may also be eligible to claim these credits in the form of cash payments. Commercial vehicles are exempt from the battery or mineral sourcing requirements that apply to consumer electric vehicles. The federal tax credit on charging equipment has been extended through 2032. For commercial uses, the tax credit is 6% with a maximum credit of $100,000 per unit. The equipment must be placed in a low-income community or non-urban area. The IRS is still in the process of releasing further guidance on specific aspects of the IRA credits.

HVIP. The California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project, or HVIP, provides point-of-sale vouchers for certain qualifying ZEVs. Under HVIP, dealers and fleet operators may request vouchers from HVIP on a first-come first-served basis, up to the funding amount available for that year, to reduce the cost of purchasing hybrid and zero-emission medium- and heavy-duty trucks and buses. Voucher amounts vary depending on a range of factors, such as the type of vehicle, the location where the vehicle is operated and the number of vehicles sold. To qualify for HVIP, dealers are required to complete extensive training, initiate and complete applications for each sales order, and complete the voucher redemption process upon delivery to the end-user. Vehicle manufacturers must apply to have their ZEV and buses included in HVIP’s voucher program. Once a make and model is included in the program, the manufacturer is not required to submit a full application for the succeeding year’s program unless the vehicle has been modified. On November 17, 2022, CARB allocated approximately $2.2 billion in HVIP funding for various initiatives in 2023 through 2024, including for zero-emission trucks, transit and school buses, small fleet conversions and demonstration and pilot projects. HVIP represents the most utilized of the subsidy programs due to its ease of access and amount of funding per vehicle. For the year ended December 31, 2022, we derived approximately 10% of our revenue from HVIP funding.
Clean School Bus Program. The EPA launched its Clean School Bus Program in 2022 which makes available approximately $1.2 billion in 2022 and an aggregate of $5 billion until 2026 under the Bipartisan Infrastructure Law to replace existing school buses with zero-emission and low-emission models.
Low- and No-Emission Vehicle Program. The Federal Transit Administration set aside approximately $1.7 billion in 2022 for bus and bus facilities funding to state and local governmental authorities for the purchase or lease of zero-emission and low-emission transit buses as well as acquisition, construction, and leasing of required supporting facilities.
State Incentives. A number of states and municipalities in the United States, as well as certain private enterprises, offer incentive programs to encourage the adoption of alternative fuel vehicles, including tax exemptions, tax credits, exemptions, and special privileges. Other states have also implemented various incentives for the purchase of eligible ZEVs based on weight class and propulsion type. For example, New York and New Jersey implemented voucher incentive programs similar to HVIP. New Jersey and Washington exempt the purchase of ZEVs from state sales tax. California, Colorado, Oregon, and Oklahoma provide substantial state tax credits or rebates for the purchase of ZEVs. Some of these programs have eligibility limits based on either consumer income or the manufacturer’s suggested retail price of the vehicle. Others will supply rebates only until a set aside amount of funding exists. Several states will also be phasing out incentives over time or volume of ZEVs are sold. Other incentives include preferential parking at reduced rates, or free, or single occupancy high-occupancy vehicle access on highways for ZEVs.
Charging Infrastructure: Several states and utilities commissions offer funding to cover the cost of setting up both public and private chargers and related infrastructure, most notable of these are the California Energy Commission and the California Public Utilities Commission.
Emission Credit Programs
Certain vehicle emissions performance standards as well as our installation of stationary chargers may provide an opportunity for us to sell emissions credits. The registration and sale of ZEVs in California may earn us ZEV credits that we can sell to other OEMs. Other states within the United States that have adopted similar programs include Colorado, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Vermont.
Low Carbon Fuel Standard Credits, LCFS. California and certain other states adopted the Low Carbon Fuel Standards using LCFS credit mechanisms in connection with deployment of ZEV infrastructure. LCFS credits for charging infrastructure are specifically tied to the owner/operator of the electric vehicle supply equipment, providing a significant incentive for us to expand rentals of charging equipment. There is no regulatory limit to the number of credits which can be accumulated and banked. Credit deficits under the LCFS have frequently exceeded credit generation since 2017, and there continues to be significant (and growing) requirements for producers of fossil fuels to offset the carbon intensity of their fuels. LCFS credit demand is expected to continue to grow as regulatory carbon intensity benchmark requirements already in place mandated increases from 7.5% reduction in 2020 to 20% reduction by 2030.
GHG Credits. The EPA’s Greenhouse Gas Rule requires all manufacturers of medium-duty engines and vehicles to comply with fleet average GHG standards. Manufacturers may comply with the standards by producing engines or vehicles, all of which comply with the standards, or by averaging, banking and trading GHG credits within vehicle or engine categories. Manufacturers may also comply with GHG standards by purchasing credits from manufacturers with a surplus of credits. The failure to comply with GHG standards can lead to civil penalties or the voiding of a manufacturer’s EPA Certificate of

Conformity. In connection with the delivery and placement into service of zero-emission and low-emission vehicles, we may earn tradable GHG credits that can be sold to other manufacturers. Under the EPA’s Greenhouse Gas Rule, plug-in hybrid, all-electric and fuel cell vehicles earn a credit multiplier of 3.5, 4.5, and 5.5, respectively, for use in the calculation of GHG emission credits.
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
Human Resources
Our employees are critical to our success. As of February 28, 2023, we had 269 employees, of which 268 are full-time. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or represented by a labor union.
Our corporate citizenship, social responsibility and commitment to our employees extends beyond the products we make. We strive to maintain a diverse and inclusive workforce and are committed to a culture which values equality and respect. As part of our total rewards philosophy, we believe in offering and maintaining competitive compensation and benefits programs for our employees in order to attract and retain a talented, highly engaged workforce. Our compensation programs are focused on equitable, fair pay practices including market-based compensation, an annual pay-for-performance incentive plan, and employee equity in the form of restricted stock unit grants. In addition to our competitive compensation practices, we offer a competitive benefits package that includes health care plan options with employee premiums lower than the market average, dental, vision, disability and life insurance, health savings and flexible spending accounts, paid time off, company matched 401(k), flexible work schedules, expanded mental health coverage and employee assistance programs.
We are committed to providing a safe work environment for our employees. We provide regular health and safety training both on-site as needed and through our virtual training tool that assigns training requirements based on job profiles and site-specific requirements. Our environmental, health and safety group is responsible for health and safety related to on-site operations including hazard and risk identification. Workplace safety is also reinforced in regularly occurring meetings of our operations team. We are committed to the standards of the Responsible Business Alliance Code of Conduct which promotes labor, health and safety, environmental and business ethics. We monitor our Occupational Safety and Health Administration Total Recordable Incident Rate, or TRIR, as a measure to assess the effectiveness of our workplace safety programs. TRIR is a measure of accidents and injuries relative to hours worked. TRIR is defined as the number of incidents per 100 full-time employees that have resulted in a recordable injury or illness in the pertinent period. During 2022, we had a TRIR of 1.99, compared to an industry-standard of 3.5 in the same period. We had no work-related fatalities in 2022.
We believe in supporting the environment, health and social services across the communities in which we operate and where our employees live. We have partnered with a community college to provide equipment and funding to train technicians and develop skilled labor that may lead to employment opportunities with us or other local companies. We offer each employee eight hours of paid-time off to volunteer with a 501(c)(3) organization of the employee’s choosing. We are also involved with various civic and humanitarian organizations including the Rotary Club and Habitat for Humanity.

Corporate History
GigCapital3, Inc. was incorporated in Delaware on February 3, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Lightning Hybrids, LLC was formed in Delaware on September 25, 2012, and converted to a corporation under the name Lightning Systems, Inc. on December 31, 2019.
On May 6, 2021, GigCapital3, Inc. consummated the merger pursuant to a business combination agreement, dated December 10, 2020, by and among a wholly-owned merger subsidiary of GigCapital3, Inc., incorporated in the State of Delaware, and Lightning Systems, Inc., a Delaware corporation. Following the business combination, GigCapital3 Inc. was renamed Lightning eMotors, Inc.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website at www.lightningemotors.com or directly through the U.S. Securities and Exchange Commission, or the SEC, at www.sec.gov. Reports filed with or furnished to the SEC will be available on our website as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.
We announce material information to the public through a variety of means, including filings with the SEC, our website, press releases, blogs, podcasts, YouTube videos and social media, including our Twitter account (twitter.com/LightningeMtrs), our LinkedIn page (linkedin.com/company/lightningemotors) and our Facebook account (facebook.com/LightningeMotors) to communicate with investors and the public about our Company, products, technologies, services, development activities and other matters. Therefore, we encourage investors, the media, and others interested in our Company to review the information we make public in these locations, as such information could be deemed to be material information. Information on, or that can be accessed through, our websites or these social media channels is not part of this Form 10-K, and references to our website addresses and social media channels are inactive textual references only.

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
Risks Related to Our Business and Industry
•We have a history of losses, and expect to incur losses and significant expenses for the foreseeable future, and our December 31, 2022 audited financial statements included disclosure that casts substantial doubt regarding our ability to continue as a going concern.
•Our business requires a significant amount of capital. We expect to need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds as needed, our business could be negatively affected.
•Our debt could adversely affect our financial condition.
•We will need to raise additional funds to service our debt and sustain our operations. Our ability to generate cash and raise funds depends on many factors beyond our control, and we may not be able to generate the cash required to service our debt.
•If we are unable to maintain compliance with the continued listing requirements as set forth in the NYSE listing rules, our common stock could be delisted from the NYSE, and if this were to occur, then the price and liquidity of our common stock, and our ability to raise additional capital, may be adversely affected.
•Our financial results may vary significantly from period to period due to fluctuations in our operating costs and other factors.
•We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which may cause our stock price to decline.
•We may not be able to obtain, or there may be a substantial delay in obtaining, all or a significant portion of the government grants, loans and other incentives for which we may apply, and our customers could fail to effectively execute on governmental funding programs, including HVIP.
•The specialty commercial vehicle market is highly competitive, and we may not be successful in competing in this industry.
•We may fail to attract new customers or to retain existing customers, and we are subject to substantial customer concentration.
Risks Related to Manufacturing and Supply Chain
•We have experienced and may in the future experience significant delays in the design, manufacture, launch and financing of our ZEVs and zero-emission powertrains, which could harm our business and prospects.
•We are dependent on our suppliers, including battery manufacturers, some of which are single or limited source suppliers, and the inability of these suppliers to deliver the necessary components of our vehicles at prices, quality, volumes, and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.
•We face risks associated with a high concentration of suppliers.
•Increases in costs, global and regional economic conditions, disruption of supply or shortage of raw materials could harm our business.
•If our ZEVs fail to perform as expected or contain defects, we could incur significant expenses to remediate such defects, our reputation could be damaged, and we could lose market share.

•Insufficient warranty reserves to cover warranty claims could materially adversely affect our business, prospects, financial condition and operating results.
Risks Related to Intellectual Property, Cybersecurity and Data Privacy
•We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and cause us to incur substantial costs.
•Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.
•Breaches in data security, failure of information security systems and privacy concerns could adversely impact our financial condition, subject us to penalties, damage our reputation and brand, and harm our business, prospects, financial condition, results of operations, and cash flows.
Risks Related to Litigation and Regulation
•We operate in a highly regulated industry, and if we fail to comply with applicable regulations we could face fines and penalties that could negatively impact our reputation and our financial results; in addition, future regulations applicable to us or our suppliers could increase costs and could substantially harm our business and operating results.
•We may not have adequate insurance coverage for possible claims, lawsuits, product recalls or other damages claims made against us.
•The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.
•Product recalls could materially adversely affect our business, prospects, operating results and financial condition.
Risks Related to Ownership of Our Common Stock
•The market price of our securities may fluctuate and may decline.
•Sales of substantial amounts of our common stock in the public markets by our existing stockholders, or the perception that such sales might occur, could cause the market price of our common stock to decline significantly, even if our business is doing well.
•The issuance of additional shares of our common stock in connection with financings, acquisitions, investments, our share incentive plans or otherwise will dilute all other stockholders.
•We do not expect to declare any dividends in the foreseeable future.
Risks Related to Our Business and Industry
We have a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future, and our December 31, 2022 audited financial statements included disclosure that casts substantial doubt regarding our ability to continue as a going concern.
We have a history of losses as we pursue our business plan of developing and commercializing fleets of ZEVs. We reported a net income of $15,170 and a net loss of $100,769 for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, our accumulated deficit amounted to $166,394. We had working capital of $106,437 and $184,981 as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, net cash used in operating activities amounted to $104,523 and $65,807, respectively. In addition, as of December 31, 2022, we had outstanding indebtedness of approximately $77 million, all of which matures in 2024. We believe that we will continue to incur operating losses for the foreseeable future. Our potential profitability is dependent upon our ability to successfully develop and gain commercial acceptance of our ZEVs, which may not occur. We cannot guarantee we will become profitable or achieve the levels of profit anticipated. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We expect to continue to incur significant expenses in future periods as we:
•design, develop and manufacture our ZEVs and zero-emission powertrains;
•build up inventories of parts and components for our ZEVs and zero-emission powertrains;
•manufacture an available inventory of our ZEVs and zero-emission powertrains;
•expand our design, development, maintenance and repair capabilities;

•increase our sales and marketing activities and develop our distribution infrastructure; and
•mitigate costs and expenses resulting from warranty obligations and vehicle recalls that may not be fully recoverable from our legacy battery suppliers.
Because we will incur the costs and expenses from these efforts before we grow incremental revenue, our losses in future periods will be significant and may continue to grow until we become profitable. In addition, we may find that these efforts are more expensive than we currently anticipate or these efforts may not result in revenues, which would further increase our losses. The ZEV market is relatively new, ever-changing and is subject to rapid technological advances. Accordingly, it is difficult to predict our future revenues and appropriately budget for our expenses. In the event that actual results differ from our expectations, our operating results and financial position could be materially affected.
Our business requires a significant amount of capital. We expect to need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds as needed, our business could be negatively affected.
We require a significant amount of capital to continue to develop and grow our business, including developing and manufacturing our ZEVs. We expect to continue to incur significant expenses which will impact our profitability, including research and development expenses, raw material procurement costs, lease costs, sales and distribution expenses as we build our brand and market our ZEVs and zero-emission powertrains, and general and administrative expenses as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully market our ZEVs and zero-emission powertrains and other products and services, but also to control our costs. If we are unable to cost efficiently design, manufacture, market, sell, distribute and service our ZEVs, zero-emission powertrains and services, our margins, potential profitability and prospects would be materially and adversely affected.
We will require additional capital to fund ongoing operations, continue research, development and design efforts and improve infrastructure. Until we can generate sufficient cash flow from operations, we expect to finance our operations through a combination of the merger proceeds we received from the Business Combination and common stock issuances under our equity line of credit agreement as well as from additional equity offerings, debt financings or other capital markets transactions, collaborations or licensing arrangements. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.
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
Our debt could adversely affect our financial condition.
As of December 31, 2022, we had outstanding indebtedness of approximately $77 million, all of which matures in 2024 (see Note 8 for terms of our outstanding indebtedness). Our outstanding debt could:

•require us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;
•require us to issue additional shares of common stock in exchange for such debt;

•place us at a competitive disadvantage compared to our competitors that have less debt;
•make us more vulnerable to downturns in our business, the economy or the industry in which we operate;
•limit our ability to raise additional debt or equity capital in the future to satisfy our requirements relating to working capital, capital expenditures, development projects, strategic initiatives or other purposes;
•restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;
•make it difficult for us to satisfy our obligations with respect to our debt; and
•expose us to the risk of increased interest rates.
We will need to raise additional cash to service our debt and sustain our operations. Our ability to generate cash and raise funds depends on many factors beyond our control, and we may not be able to generate the cash required to service our debt.
Our ability to meet our debt service obligations or refinance our debt depends on our future operating and financial performance and ability to generate cash. This will be affected by our ability to successfully implement our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control, such as the disruption caused by the COVID-19 pandemic. If we cannot generate sufficient cash to meet our debt service obligations or fund our other business needs, we may, among other things, need to refinance all or a portion of our debt, obtain additional financing, delay planned capital expenditures or sell assets. We cannot be assured that we will be able to generate sufficient cash through any of the foregoing. If we are not able to refinance any of our debt that is coming due in 2024, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our outstanding debt.
If we are unable to maintain compliance with the continued listing requirements as set forth in the NYSE listing rules, our common stock could be delisted from the NYSE, and if this were to occur, then the price and liquidity of our common stock, and our ability to raise additional capital, may be adversely affected.
Our common stock is currently listed on the New York Stock Exchange, or NYSE. Continued listing of a security on the NYSE is conditioned upon compliance with certain continued listing requirements and continued listing standards set forth in the NYSE listing rules. There can be no assurance we will continue to satisfy the requirements for maintaining a NYSE listing.
On December 14, 2022, we received a delisting notice from the NYSE for failure to comply with the minimum closing bid price requirement of $1.00 per share of common stock. Delisting of our common stock could adversely affect the liquidity of our common stock because alternatives, such as the OTC Bulletin Board and the pink sheets, are generally considered to be less efficient markets. An investor likely would find it less convenient to sell, or to obtain accurate quotations in seeking to buy our common stock on an over-the-counter market. Many investors likely would not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. The delisting of our common stock could also trigger a repurchase obligation under the 7.5% Senior Convertible Notes due 2024, which could impact our overall liquidity. A delisting of our common stock is likely to inhibit or preclude our ability to effect strategic acquisitions, raise additional financing and may also materially and adversely impact our credit terms with our vendors.
Although we expect to regain compliance with the minimum bid requirement of NYSE through a reverse stock split, should the market price of our common stock decline after the reverse stock split the percentage decline may be greater, due to the smaller number of shares outstanding, than it would have been prior to the reverse stock split. A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in our overall market capitalization. If the per share market price does not increase in proportion to the reverse stock split ratio, then the value of our Company, as measured by our stock capitalization, will be reduced. In some cases, the per-share stock price of companies that have effected reverse stock splits subsequently declined back to pre-reverse split levels, and accordingly, we cannot assure you that the total market value of your shares will remain the same after the reverse stock split is effected, or that the reverse stock split will not have an adverse effect on our stock price due to the reduced number of shares outstanding after the reverse stock split. The reverse stock split may decrease the liquidity of the common stock.

Our financial results may vary significantly from period to period due to fluctuations in our operating costs and other factors.
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including:
•the pace at which we continue to design, develop and produce new products and increase production capacity;
•the number of customer orders and ZEVs sold in a given period;
•changes in manufacturing costs;
•the availability of critical components for the manufacture of our ZEVs, such as batteries;
•the timing and cost of, and level of investment in, research and development relating to our technologies and our current or future facilities;
•developments involving our competitors;
•changes in governmental regulations or applicable law;
•future accounting pronouncements or changes in our accounting policies; and
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which may cause our stock price to decline.
From time to time, we issue earnings guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. Guidance is forward-looking, and some or all of the assumptions underlying the guidance furnished by us may not materialize or may vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. For example, on January 10, 2023, we missed substantially our prior guidance for the fourth quarter and the year ended December 31, 2022, due to a supplier not delivering promised battery packs and inflationary pressures; and on August 16, 2021, we withdrew our prior guidance for the 2021 fiscal year as a result of events which temporarily limited our ability to accurately forecast precise dates for vehicle and powertrains, such as the unexpected temporary shutdown of a supplier plant in July 2021, limiting our supply of certain chassis with no commitment on future production quantities or deliveries, the COVID-19 pandemic and other delays we, or our suppliers experienced.
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
Analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such consensus due to a number of factors, many of which are outside of our control, including the global economic uncertainty and financial market conditions, inflation, supply chain issues, increases in component costs, the impact of the COVID-19 pandemic or the ongoing military conflict between Russia and Ukraine, any of which could adversely affect our business, our customers and future operating results. If we fail to accurately predict the full impact that these factors or other market uncertainties will have on all aspects of our business, our counterparties and our customers or the duration of those impacts, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, the price of our common stock could decline.

We may not be able to obtain, or there may be a substantial delay in obtaining, all or a significant portion of the government grants, loans and other incentives for which we may apply, and our customers could fail to effectively execute on governmental funding programs, including HVIP.
We apply for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of electric vehicles and related technologies. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives tends to be highly competitive.
For example, many of our customers have historically leveraged the California HVIP as well as VW EMTF funding that is allocated to each state to purchase our vehicles and charging systems. The HVIP program represents the most utilized of the subsidy programs to our customers due to its ease of access and amount of funding per vehicle. For the years ended December 31, 2022 and 2021, we derived approximately 10% and 11%, respectively, of our revenue from HVIP funding. In addition, many of our orders have contingencies related to HVIP funding. Any material problem with the HVIP program or any delays in obtaining funding under HVIP could have a material adverse impact on our business, financial condition and results of operations. Moreover, if the demand exceeds the availability of funds, then our customers may elect to cancel orders. For example, dislocations under the HVIP in June 2021 and August 2021 whereby the demand exceeded the availability of funds, caused delays in our customer’s ability to receive sufficient funding under the HVIP. We cannot be assured that we will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.
The specialty commercial vehicle market is highly competitive, and we may not be successful in competing in this industry.
We currently face intense competition. Both the automobile industry generally, and the specialty commercial vehicle segment in particular, are highly competitive, and we are competing for sales with both ZEV manufacturers and traditional automotive companies. Many of our competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products, including their ZEVs.
We believe the primary competitive factors in our markets are talent and culture, technological innovation, product performance and quality, product availability, customization options, service options, customer experience, brand differentiation, product design and style, pricing and total cost of ownership, and manufacturing scale and efficiency. Our competitors may have greater financial, technical, manufacturing, marketing and other resources than we do, and may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their electric commercial fleet programs. Additionally, our competitors may also have greater name recognition, longer operating histories, larger sales forces, more traditional sales and distribution strategies, broader customer and industry relationships and other tangible and intangible resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions in the ZEV market may result in even more resources being concentrated in our competitors.
Additional competitors may enter the industry as well. Given the anticipated increase in market demand for clean energy solutions, the availability of grant funding and general decrease in the cost of manufacturing such solutions over time, both large legacy OEMs and traditional vocational OEMs may transition into our market and become our direct competitors. We expect competition in our industry to intensify in the future in light of increased demand and regulatory push for alternative fuel and electric vehicles. If and when this occurs, the resulting increase in competition is likely to reduce our market share and could negatively impact our business and prospects.
We may fail to qualify or continue to qualify to sell our ZEVs in one or more states.
The California Air Resources Board, or CARB, oversees ZEV use in California through the use of certificates qualifying vehicles to be sold within the state based on compliance with certain emission and other standards. There are currently 17 additional states (in addition to the District of Columbia) that have adopted California emission standards for light, medium and heavy-duty vehicles that are either already effective or take effect in the future. In these states, an EPA certificate of conformity and CARB executive order must be obtained for each model year for each class of vehicle. Failure to obtain or comply with the terms of a certificate of conformity or executive order is subject to civil penalty and administrative or judicial enforcement. We currently utilize EPA-certified chassis from major OEM’s (meaning that we do not require an alternative fuel vehicle certification from EPA for our ZEV’s), and maintain ten active CARB executive orders. Although the certification process is well known to us and has been successfully exercised across the product line for both new and repowered vehicles, there can be no assurance that we will continue to qualify for CARB executive orders or that we will be qualified to sell our vehicles under other regulatory schemes in other jurisdictions. If we fail to qualify to sell our ZEVs in any state, our business, prospects, financial condition and operating results could be harmed.
Our growth and success is dependent upon the willingness of commercial fleet operators to adopt electric vehicles and specifically our ZEVs. We operate in the automotive industry, which is generally susceptible to cyclicality and volatility.
Our growth is highly dependent upon the adoption by commercial fleets of alternative fuel vehicles in general and our ZEVs in particular. The market for alternative fuels, hybrid and ZEVs is relatively new and untested and is characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and incentives, industry standards and uncertain customer demands and behavior.
Our success depends on our ability to develop and market products that are recognized and accepted as reliable, enabling and cost-effective and our ability to convince potential customers that our products and technology are an attractive alternative to existing products and technology. Prior to adopting our products and technology, some customers may need to devote time and effort to testing and validating our systems. Any failure of our ZEVs to meet these customer benchmarks could result in potential customers choosing to retain their existing systems or to purchase systems other than ours.
The market for our ZEVs could be affected by numerous factors, such as:
•perceptions about alternative fuel, hybrid and electric vehicle quality, safety, design, performance, reliability and cost, especially if adverse events or accidents occur that are linked to the quality or safety of alternative fuel, hybrid or electric vehicles;
•perceptions about vehicle safety in general, including the use of advanced technology, such as vehicle electronics, alternative fuel and regenerative braking systems;
•the decline of vehicle efficiency resulting from deterioration over time in the ability of the battery to hold a charge;
•changes or improvements in the fuel economy of internal combustion engines, the vehicle and the vehicle controls or competitors’ electrified systems;
•the availability of parts and components for electric vehicles;
•the availability of service and associated costs for alternative fuel, hybrid or electric vehicles;
•perceptions about the limited range over which ZEV and electric vehicles may be driven on a single battery charge;
•competition, including from other types of alternative fuel vehicles, plug-in ZEV and electric vehicles and high fuel-economy internal combustion engine vehicles;
•the timing of adoption and implementation of fully autonomous vehicles;
•current volatility in the cost of energy, oil, gasoline, natural gas, hydrogen and renewable fuels could affect buying decisions, which could affect the carbon profile of our solutions;
•the availability of charging infrastructure to recharge batteries and maintain battery life for electric vehicles;
•the capacity and reliability of the electric grid;
•the availability of lease and financing options for ZEVs which enable their adoption;
•government regulations and economic incentives promoting fuel efficiency and alternate forms of energy or mandating reductions in tailpipe emissions, including new regulations mandating zero tailpipe emissions compared to overall carbon reduction;
•the availability of tax and other governmental incentives to purchase and operate alternative fuel, hybrid and electric vehicles or future regulation requiring increased use of nonpolluting trucks;
•macroeconomic factors, such as inflation or economic conditions causing delays in purchasing decisions; and
•concerns about our future viability.

If the market for electric vehicles in general and our ZEVs in particular, does not develop as we expect, develops more slowly than we expect, or if demand for our ZEVs decreases in our markets, our business, prospects, financial condition and operating results could be harmed.
We may fail to attract new customers or to retain existing customers, and we are subject to substantial customer concentration.
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
If our customers do not perceive our product offerings to be of value or our ZEV offerings are not favorably received by them, we may not be able to attract and retain customers. If our efforts to satisfy and retain our existing customers are not successful, we may not be able to attract customers, and as a result, our ability to maintain and/or grow our business will be adversely affected. Customer retention will also be largely dependent on the quality and effectiveness of our customer service and operations, which may be handled internally by our personnel and also by third-party service providers. If we are unable to successfully compete with current and new competitors in both retaining existing customers and attracting new customers, our business will be adversely affected.
In addition, our results of operations could be adversely affected by declines in demand for our product offerings. Demand for our product offerings may be negatively affected by a number of factors, including geopolitical uncertainty, unavailability of grant funding or financing, inflation, competition, cybersecurity incidents, decline in our reputation and saturation in the markets where we operate.
Our four largest customers accounted for approximately 19%, 16%, 12% and 11% of total revenue for the year ended December 31, 2022. As a result, our revenue could fluctuate materially and could be disproportionately impacted by purchasing decisions of these customers or any other significant future customer. Most of our customers are not contractually committed to purchase a specified number of vehicles or powertrains, rather they purchase vehicles on a purchase order basis. Any of our significant customers may decide to purchase less than they have in the past, alter their purchasing patterns at any time with limited notice, or decide not to continue to purchase our products at all, any of which could cause our revenue to decline and adversely affect our financial condition and results of operations. If we are unable to diversify our customer base, maintain our existing strategic partnerships and expand our supply network with other partners, we will continue to be susceptible to risks associated with customer concentration.
Cancellations, reductions or delays in customer orders or customer breaches of purchase agreements may adversely affect our results of operations.

We provide ZEVs and charging infrastructure solutions to our customers for which we are customarily not paid in advance and only require limited deposits. We rely on the creditworthiness of our customers to collect on our receivables from them in a timely manner after we have billed for products previously provided. While we generally provide products pursuant to a written contract which determines the terms and conditions of payment to us by our customers, occasionally customers may dispute an invoice and delay, contest or not pay our receivable. Our failure to collect our receivables on a timely basis could adversely affect our cash flows and results of operations and, in certain cases, could cause us to fail to comply with the financial covenants under our outstanding debt.
We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.
While conditions related to the global COVID-19 pandemic generally improved in 2022, the pandemic continues to have an adverse impact on the global economy and our business operations, in particular, in areas such as supply chain delays and industry-wide shortages of raw materials utilized in manufacturing our ZEVs and powertrains.
A resurgence of the virus in certain regions or the emergence of variants of the virus or another virus for which existing vaccines could be less effective may cause future delays or shutdowns of medium-duty commercial vehicle OEMs or our suppliers and could impact our ability to meet customer orders. In addition, the COVID-19 pandemic has resulted in extreme volatility in the global financial markets, which could increase our cost of capital or limit our ability to access financing. Difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses, could continue to have a material adverse effect on the demand for ZEVs. Under difficult economic conditions, potential customers may seek to reduce spending by foregoing ZEVs for other traditional options. Decreased demand for ZEVs, particularly in the United States, and higher costs could negatively affect our business.
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
Our ZEVs make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have occasionally been observed to catch fire or vent smoke and flames. Such instances in our ZEVs could expose us to liability associated with our warranty, for damage or injury, adverse publicity and a potential safety recall, any of which would adversely affect our business, prospects, financial condition and operating results.
Lithium-ion battery cells, including those used in some of the battery packs in our ZEVs, have caught fire in certain circumstances. On occasion, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. There can be no assurance that a field failure of the battery packs used in our ZEVs will not occur, which could damage the vehicle or lead to personal injury or death and may subject us to lawsuits. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs on our ZEVs do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity could adversely affect our business, prospects, financial condition and operating results.
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
In connection with the audit of our financial statements for the year ended December 31, 2021, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we found that we did not have in place an effective control environment with formal policies and procedures to allow for a detailed review of accounting transactions that would identify errors in a timely manner. In addition, due to our small size, we did not have proper segregation of duties in certain areas of the financial reporting process, including but not limited to cash receipts and disbursements, journal entry processing and IT general controls, and did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. Generally Accepted Accounting Principles, or GAAP, commensurate with our complexity and financial accounting and reporting requirements.
During 2021, we completed remediation measures related to these material weaknesses. However, completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
If we are unable to establish and maintain confidence in our long-term business prospects among customers and analysts within our industry, then our financial condition, operating results, business prospects and access to capital may suffer materially.
Customers may be less likely to purchase our ZEVs if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to continue to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our ZEVs, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, customer unfamiliarity with our ZEVs, any delays in scaling production, delivery and service operations to meet demand, competition and uncertainty regarding the future of hybrid electric and ZEVs, including our ZEVs and our production and sales performance compared with market expectations.
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

Developments in alternative technology improvements in the internal combustion engine may adversely affect the demand for our ZEVs.
Our industry is relatively new and is subject to rapid technological change that has the potential to render our products and business plan obsolete. Significant developments in alternative technologies, such as advanced diesel, ethanol, or compressed natural gas or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Other fuels or sources of energy may emerge as customers’ preferred alternative to our zero-emission powertrains for medium-duty trucks platform. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced zero-emission powertrains, which could result in the loss of competitiveness of our powertrains, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in electric powertrain technology. As technologies change, we plan to upgrade or adapt our zero-emission powertrains and introduce new models in order to continue to provide vehicles with the latest technology. However, our electrified powertrain solutions may not compete effectively with alternative systems and could be rendered obsolete.
We may experience challenges in servicing our ZEVs. If we are unable to address the service requirements of our customers, customer satisfaction and our business in general may be materially and adversely affected.
We may experience challenges in servicing and repairing our ZEVs. In addition, drivers often have less familiarity with ZEVs and the charging and service needs to maintain them, and thus require greater support and servicing than traditional combustion engine vehicles. Servicing electric vehicles is different than servicing vehicles with combustion engines and requires specialized skills, including high voltage training and servicing techniques. We currently employ trained service engineers to perform maintenance on our ZEVs. In some cases, we use and train third-party service providers to perform some of the maintenance on our ZEVs, and there may be a risk that these third-party service providers will not perform the required services with the same skill and care as our own service engineers or follow the detailed work instructions we provide. Our customers also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our electrified powertrain solutions. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers on platforms such as ours. As we continue to grow, additional pressure may be placed on our customer support team, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition and operating results may be materially and adversely affected.
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
There can be no assurance that we will undertake or successfully complete any acquisitions. Any transactions that we do complete may be subject to the foregoing or other risks and have a material and adverse effect on our business, financial condition, results of operations and prospects. Conversely, any failure to pursue any acquisition or other strategic transaction that would be beneficial to us could delay the development and commercialization of our products.
If we fail to introduce ZEVs that achieve broad market acceptance on a timely basis, or if our ZEVs are not adopted as expected, we will not be able to compete effectively.
We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce ZEVs that achieve broad market acceptance. Because the market for our ZEVs is rapidly evolving, it is difficult to predict our operating results, particularly with respect to any new ZEVs that we may introduce. Our success will depend in large part upon our ability to identify demand trends in the market in which we operate and quickly develop or acquire, and design, manufacture and sell, ZEVs that satisfy these demands in a cost-effective manner.
In order to differentiate our ZEVs and services from competitors’ products, we need to increase focus and capital investment in research and development. If any ZEVs currently sold by us do not continue, or if our new ZEVs fail to achieve widespread market acceptance, or if we are unsuccessful in capitalizing on opportunities in the market in which we operate, our future growth may be slowed and our business, results of operations and financial condition could be materially adversely affected. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product or service will have on existing product or service sales. It is possible that we may not be successful with our new products and services, and as a result our future growth may be slowed and our business, results of operations and financial condition could be materially adversely affected. Also, we may not be able to respond effectively to new product or service announcements by competitors by quickly introducing competitive products and services.
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
During 2021 and 2022, we hired a significant number of additional personnel, including software engineers, design and production personnel and service technicians for our operations. Individuals with sufficient training in automotive manufacturing or electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training any newly hired employees. Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel.
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
Any delay in the financing, design, manufacture and launch of our ZEVs or zero-emission powertrains, could materially damage our brand, business, prospects, financial condition and operating results. Vehicle manufacturers often experience delays in the design, manufacture and commercial release of new products. To the extent we delay or interrupt the launch of our ZEVs or zero-emission powertrains, our growth prospects could be adversely affected as we may fail to grow our market share. Furthermore, we rely on third-party suppliers for the provision and development of many of the key components and materials used in our products. See the risk factor below titled “We are dependent on our suppliers, including battery manufacturers some of which are single or limited source suppliers, and the inability of these suppliers to deliver the necessary components of our vehicles at prices, quality, volumes, and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.” To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines, or be forced to seek alternative suppliers.
We are dependent on our suppliers, including battery manufacturers, some of which are single or limited source suppliers, and the inability of these suppliers to deliver the necessary components of our vehicles at prices, quality, volumes, and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.
We rely on third-party suppliers for the provision and development of many of the key components and materials used in our ZEVs and powertrains. While we strive to obtain components from multiple sources whenever possible, some of the components used in our ZEVs are purchased by us from a single source. If our suppliers experience substantial financial difficulties, cease operations, experience supply chain disruptions or otherwise face business disruptions, we may experience production disruptions, which would have an adverse impact on our business and results of operations. We occasionally have disagreements, including related to timing or quality issues, with our suppliers, which can and have resulted in disputes, including litigation.
We have experienced disruptions to our supply chain, including access to critical components, such as batteries, motors, wire harness connectors and chassis. Many of these products are early generation products for our suppliers and therefore the supply chain can be fragile require substantial lead time. These supply issues have caused, and we expect them to continue to cause, further disruptions to our operations, delays in our revenues, and an adverse impact on our revenue forecasts. In particular, as a result of the COVID-19 pandemic and related factors, we have been experiencing significant delivery delays from our suppliers since April 2020. In addition, we often do not get informed of delivery delays until or after the expected delivery dates, which does not allow for timely mitigation plans. We increased our raw material inventories and added new suppliers to attempt to manage and mitigate this risk. For example, we lost significant sales volume during the fourth quarter of 2022 because Romeo Power Systems, Inc., a subsidiary of Nikola Corporation, unexpectedly notified us that it would not honor its commitments to supply battery packs, or to provide further service or support under its long-term supply agreement with us. While we had designed-out Romeo batteries for our newer ZEV platforms, Romeo’s abrupt action prevented us from being able to ship ZEVs and powertrains built on prior platforms. There can be no assurance that new suppliers will not experience delays in production or delivery. Without being able to complete the final vehicle commissioning due to these supply chain constraints, the lack of visibility from suppliers on shipments, and ramp time required to integrate new suppliers into our operations, our ability to forecast precise ship dates for completed vehicles is limited. Any disruption could affect our ability to deliver vehicles and could increase our costs and margin and negatively affect our liquidity and financial performance.
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
If we are unable to obtain necessary components and materials used in our ZEVs or electrified powertrain solutions from our suppliers at prices, volumes, performance and specifications acceptable to us, or if our suppliers decide to create or supply a competing product, our business could be adversely affected.
We face risks associated with a high concentration of suppliers.
As of and for the year ended December 31, 2022, two suppliers accounted for 20% and 15% of our accounts payable and two suppliers accounted for 34% and 23% of inventory purchases. As of and for the year ended December 31, 2021, three suppliers accounted for 20%, 19% and 11% of our accounts payable and one supplier accounted for 10% of purchases. If any one of our suppliers is unable to timely deliver our required materials due to labor shortages, supply chain disruptions, entry into exclusivity agreements with our competitors or for any other reason, our business will be negatively impacted. There can be no assurance that our suppliers will continue to supply the materials necessary for our vehicle operations.
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
Furthermore, fluctuations or shortages in petroleum from market uncertainties, the military conflict between Russia and Ukraine and other economic conditions may cause us to experience significant increases in freight charges and raw material costs. Increases in the prices for our raw materials would increase our operating costs to the extent that we do not have firm pricing from our suppliers or our suppliers are not able to honor such prices, and could reduce our margins if the increased costs cannot be recouped through increased ZEV prices. Any disruption in the supply of necessary components could temporarily disrupt production of our ZEVs or our zero-emission powertrains until a different supplier is fully qualified. There can be no assurance that we will be able to recoup increasing costs of raw materials by increasing prices.
If our ZEVs fail to perform as expected or contain defects, we could incur significant expenses to remediate such defects, our reputation could be damaged, and we could lose market share.
Our ZEVs and zero-emission powertrains are complex and may contain defects in design and manufacture that may cause them not to perform as expected or may require repair. We currently have a limited frame of reference by which to evaluate the performance of our zero-emission powertrains upon which our business prospects depend. Our zero-emission powertrains also may not perform consistent with customers’ expectations or consistent with other powertrains which may become available. There can be no assurance that we will be able to detect and fix any defects in the powertrains’ hardware or software prior to commencing customer sales. Some defects may only be discovered after our ZEVs have shipped to our customers. Failure of our ZEVs to perform to specifications, or other product defects, could lead to substantial damage to our ZEVs. Any such defect may cause us to incur significant warranty, support and repair or replacement costs, write off the value of related inventory, cause us to lose market share, and divert the attention of our personnel from our product development efforts to find and correct the issue. In addition, an error or defect in our products after commencement of commercial shipments could result in failure to achieve market acceptance, harm our relationships with customers and partners and harm consumers’ perceptions of our brand. Furthermore, NHTSA may require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with U.S. federal motor vehicle safety standards. During 2022, we initiated two voluntary recalls, one related to our glass display cockpit, and a second for battery issues attributble to the battery supplier. Although we have warranties on critical components of our ZEVs, we may be required to reimburse our customers, partners or consumers, including costs to repair or replace products in the field, and even if we have contractual claims against third parties under such warranties or other indemnification rights, we may not be able to get full reimbursement of all or parts of our expenses. Any product defects or any other failure of our zero-emission powertrains to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects. Additionally, problems and defects experienced by other alternative fuel truck companies or electric consumer vehicles could by association have a negative impact on perception and customer demand for our electrified powertrain solutions. If a product liability claim is brought against us, the cost of defending the claim could be significant and would divert the efforts of our technical and management personnel, and harm our business. Further, our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could adversely impact our financial results.
Insufficient warranty reserves to cover warranty claims could materially adversely affect our business, prospects, financial condition and operating results.
We provide a manufacturer’s warranty on all ZEVs and zero-emission powertrains we sell. We maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover warranty claims on our ZEVs or zero-emission powertrains, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.
Our ZEVs are subject to motor vehicle standards and the failure to satisfy such mandated safety standards would have a material adverse effect on our business and operating results.
All ZEVs sold must comply with federal and state motor vehicle safety standards. Vehicles that meet or exceed all federally mandated safety standards are certified by the manufacturer under the federal regulations. Rigorous design, testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure by us to have our ZEVs satisfy all applicable motor vehicle standards would have a material adverse effect on our business and operating results.
We and our suppliers rely on production facilities with complex machinery for our production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We and our suppliers may rely on complex machinery for the production, assembly and installation of our electrified powertrain solutions, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our production facilities and the facilities of our suppliers consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. For example, our production facility has had and may in the future experience a temporary outage. Outages at production facilities or unexpected malfunctions of these components may significantly affect the intended operational efficiency. In June 2021, a drivetrain supplier shifted production to a new international factory which resulted in production startup issues and delays on delivery of parts. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition or operating results.

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
Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our zero-emission powertrains, which could make it more difficult for us to operate our business. We have received, and may in the future receive, inquiries from patent or trademark owners inquiring whether we infringe their proprietary rights. Companies owning patents or other intellectual property rights relating to zero-emission powertrains may allege infringement of such rights. In response to a determination that we have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:
•cease development, sales, or use of zero-emission powertrains that incorporate the asserted intellectual property;
•pay substantial damages;
•obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or at all; or
•redesign one or more aspects or systems of our powertrains.
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
The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:
•any patent applications we submit may not result in the issuance of patents (and patents have not yet been issued to us based on our pending applications);
•the scope of our issued patents may not be broad enough to protect our proprietary rights;
•our issued patents may be challenged and/or invalidated by our competitors;
•we may not be the first inventor of the subject matter to which we have filed a particular patent application, and we may not be the first party to file such a patent application;
•patents have a finite term, and competitors and other third parties may offer identical or similar products after the expiration of our patents that cover such products;
•our employees or business partners may breach their confidentiality, non-disclosure and non-use obligations to us;
•the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impractical;
•third-parties may independently develop technologies that are the same or similar to ours;
•current and future competitors may circumvent our patents; and
•our in-licensed patents may be invalidated, or the owners of these patents may breach our license arrangements.

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
We retain certain personal information about our customers, employees or others and may be subject to various privacy laws.
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
The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act, or CCPA, which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allow for a new cause of action for data breaches. Moreover, California voters approved the California Privacy Rights Act of 2020, or CPRA, which amends the CCPA and became effective on January 1, 2023. Among other things, the CPRA gives California residents additional rights with respect to data pertaining to them, expands the types of data breaches subject to the CCPA’s private right of action, and establishes a new California Privacy Protection Agency to implement and enforce the new law. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Both Virginia and Colorado recently passed privacy laws that become effective on January 1 and July 1, 2023, respectively, and other states have considered similar laws. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.
We collect, store, transmit and otherwise process data from customers, employees and others as part of our business and operations, which may include personal data or confidential or proprietary information. We also work with partners and third-party service providers or vendors that collect, store and process such data on our behalf and in connection with our ZEVs. There can be no assurance that any security measures that we or our third- party service providers or vendors have implemented will be effective against current or future security threats. If a compromise of data were to occur, we may become liable under our contracts with other parties and under applicable law for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Our systems, networks and physical facilities could be breached or personal information could otherwise be compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our employees or our customers to disclose information or user names and/or passwords. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by our service providers and vendors.

We use our ZEV's electronic systems to log information about each vehicle’s use in order to aid us in vehicle telematics, diagnostics, repair and maintenance. Our customers may object to the use of this data, which may increase our vehicle maintenance costs and harm our business prospects. Possession and use of our customers’ information in conducting our business may subject us to legislative and regulatory burdens in the United States and other jurisdictions that could require notification of data breaches, restrict our use of such information and hinder our ability to acquire new customers or market to existing customers. The regulatory framework for data privacy and security is rapidly evolving, and we may not be able to monitor and react to all developments in a timely manner. As legislation continues to develop, we will likely be required to expend significant additional resources to continue to modify or enhance our protective measures and internal processes to comply with such legislation. Non-compliance or a major breach of our network security and systems could have serious negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our ZEVs, and harm to our reputation and brand.
Risks Related to Litigation and Regulation
We operate in a highly regulated industry, and if we fail to comply with applicable regulations we could face fines and penalties that could negatively impact our reputation and our financial results; in addition, future regulations applicable to us or our suppliers could increase costs and could substantially harm our business and operating results.
Our ZEVs, our zero-emission powertrains, and the sale of electric motor vehicles in general, are subject to substantial regulation under international, federal, state, and local laws. For example, we currently maintain executive orders issued by CARB, which is a requirement to sell ZEVs in California as well as various other states. We continue to evaluate requirements for licenses, approvals, certificates and governmental authorizations necessary to manufacture, sell or service our electrified powertrain or commercial vehicle solutions in the jurisdictions in which we plan to operate and intend to take such actions necessary to comply. We may experience difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, sell or service their electrified powertrain solutions in any of these jurisdictions. For instance, our electrified powertrain solutions and our ZEVs may not be readily classified into categories by governmental agencies. If we or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other governmental authorizations necessary to carry out our operations in the jurisdictions in which we currently operate, or those jurisdictions in which we plan to operate in the future, our business, prospects, financial condition and operating results could be materially adversely affected. We expect to incur significant costs in complying with these regulations. For example, if the battery packs installed in our electrified powertrain solutions are deemed to be transported, we will need to comply with the mandatory regulations governing the transport of “dangerous goods,” and any deficiency in compliance may result in us being prohibited from selling our electrified powertrain solutions until compliant batteries are installed. Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations, including but not limited to:
•increased subsidies for corn and ethanol or soy and biodiesel production, which could reduce the operating cost of vehicles that use ethanol or biodiesel, or a combination of renewable and petroleum fuels;
•increased support for other alternative fuel systems, which could have an impact on the acceptance of our electric powertrain system; and
•increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine, which could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles.
To the extent that laws or regulations change, our ZEVs or electric powertrains may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected. Further, delays, reduction, or elimination of applicable international, federal, or state laws or regulations requiring or incentivizing reductions in emissions of greenhouse gases or other pollutants from internal combustion engines or requiring or incentivizing manufacturers to offer for sale increasing numbers of ZEVs may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally. This could materially and adversely affect the growth of the electric vehicle markets and our business, prospects, financial condition and operating results.

We may not have adequate insurance coverage for possible claims, lawsuits, product recalls or other damages claims made against us.
The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. As a recently public company with limited operating history we may find it difficult to obtain and maintain certain categories of insurance such as adequate D&O insurance, product liability insurance, garage keepers insurance, cybersecurity insurance, etc.
The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.
Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle industry or other reasons may result in the diminished competitiveness of the electric vehicle industry generally. This could materially and adversely affect the growth of our business, prospects, financial condition and operating results.
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
In particular, we are influenced by federal, state and local tax credits, rebates, grants and other government programs. These include various government programs such as LCFS programs, which encourage low carbon “compliant” transportation fuels (including CNG) in the California or Oregon marketplaces by allowing producers of these fuels to generate LCFS credits that can be sold to noncompliant regulated parties. Additionally, we are influenced by laws, rules and regulations requiring or incentivizing reductions in emissions of greenhouse gases or other pollutants from internal combustion engines or requiring, incentivizing manufacturers to offer for sale increasing numbers of ZEVs, or consumers purchasing ZEVs. Lawmakers, regulators, policymakers, environmental or advocacy organizations, OEMs, trade groups, suppliers or other groups may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote electric vehicles. Many of these parties have substantially greater resources and influence than we do. Further, changes in federal, state or local political, social or economic conditions, including a lack of legislative focus on these programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementation, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other alternative fuels or alternative vehicles over electric vehicles, would reduce the market for electrified powertrains or ZEVs and harm our operating results, liquidity and financial condition. For instance, California lawmakers and regulators have implemented various measures designed to increase the use of electric, hydrogen and other zero-emission vehicles, including establishing firm goals for the number of these vehicles offered for sale or operated within the state by specified dates and enacting various laws and other programs in support of these goals. Although the influence and applicability of these or similar measures on our business and electrified powertrain and ZEV adoption in general remains uncertain, a reduction in focus by these groups on, or loss of legal authority to incentivize or require the sale of, ZEVs or vehicles with an overall net carbon negative emissions profile, could adversely affect the market for our electrified powertrain solutions. The state of California’s legal authority to develop and implement greenhouse gas emission standards is currently the subject of legal challenges, and the authority of California to implement and enforce GHG emission standards for vehicles and engines in the future is uncertain. Additionally, the Biden administration recently announced an effort by the EPA and NHTSA to reverse rollbacks in GHG and the CAFE standards enacted by the previous administration. The Biden administration also announced a goal of 50% EV sales by 2030. The Biden administration’s new GHG and CAFE standards, if and when finalized, will mandate fleet-wide increases in fuel economy and decreases in GHG emissions from internal combustion equipped vehicles produced by all manufacturers. If these economic incentives or regulatory programs are reduced, eliminated or never finalized and enacted, there could be a reduction in demand for our ZEVs, which could have a material adverse effect on our business, prospects, financial condition and operating results.
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
We have, and may in the future, voluntarily or involuntarily, initiate a recall if any of our ZEVs or powertrain components, such as wiring or batteries, prove to be defective or noncompliant with applicable federal motor vehicle safety standards. For example, in 2022, we initiated a voluntary recall for certain of our ZEVs due to issues with the glass cockpit and battery issues. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may not be able to re-deploy recalled vehicles for a significant period of time. Such recalls involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.
We are subject to various environmental laws and regulations that could impose substantial costs upon us and give rise to liabilities.
Our operations are and will continue to be subject to federal, state, and/or local environmental laws and regulations, including laws relating to water use; air emissions; use of recycled materials; energy sources; the protection of human health and the environment; and the use, handling, storage, disposal and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and we expect that we will be affected by future amendments to such laws or other new environmental and health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition, and operating results. Violations of these laws, regulations, and permits, certificates and registrations can give rise to liability for administrative oversight and correction costs, clean-up costs, property damage, bodily injury and fines and penalties.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could expose us to greater than anticipated tax liabilities.
The U.S. federal and state tax laws applicable to our business are subject to interpretation and tax authorities may aggressively interpret these laws in an effort to raise additional tax revenue. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for our valuations or our revenue recognition policies, which could increase our effective tax rate and harm our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the IRA, among other significant changes, raised the U.S. corporate income tax rate and added a 1% excise tax on the fair value of stock repurchases. If tax laws change, our overall tax liabilities could increase, and our business, financial condition or results of operations may be adversely impacted.
Risks Related to Ownership of Our Common Stock
The market price of our securities may fluctuate and may decline.
Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. For example, during 2022 our stock price has ranged from $0.21 to $7.02, and traded as high as $11.60 in 2021. The trading price of our securities has been volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on the market value of our securities.
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•success or failure of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced services and products on a timely basis;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale;
•the acquisition of another company, or the perception that such an acquisition could occur;
•the issuance of shares upon conversion of our 7.5% $100,000,000 convertible senior note or the exercise of our warrants, or the perception that such issuances will occur;
•short selling of our common stock or other securities;
•any major change in the board of directors or management;
•sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
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
Our second amended and restated certificate of incorporation authorizes us to issue up to 250,000,000 shares of our common stock and up to 1,000,000 shares of preferred stock with such rights and preferences as included in our second amended and restated certificate of incorporation. We may issue common stock or securities convertible into common stock from time to time in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
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
As of December 31, 2022, we had outstanding public warrants issued as part of our business combination exercisable for 14,999,970 shares of common stock at $11.50 per share, placement warrants issued as part of our business combination exercisable for 670,108 shares of common stock at an exercise price of $11.50 per share, and warrants related to the senior convertible note to purchase up to 8,695,641 shares of common stock for a per share exercise price of $11.50. There is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless. Further, the additional shares of common stock issued upon the exercise of these warrants will result in dilution to our holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.
In addition, the public warrants were issued in registered form under the amended and restated warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The amended and restated warrant agreement provides that the terms of the public warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding warrants to make any other change. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, modify the exercise price of the warrants, shorten the exercise period or decrease the number of shares and their respective affiliates and associates have of common stock purchasable upon exercise of a warrant.
Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.
We issued warrants exercisable for 670,108 shares of common stock at an exercise price of $11.50 per share in private placements that occurred concurrently with the Business Combination. These private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the units sold in our Business Combination, in which case the 670,108 private warrants could be redeemed by us for $6,701. Under GAAP, we are required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of our equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by us, the requirements for accounting for these warrants as equity are not satisfied. Therefore, we are required to account for these private warrants as a warrant liability and record (a) that liability at fair value, which was determined as the same as the fair value of the warrants included in the units sold in the Business Combination, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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
Our second amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;
•the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; and
•the requirement that a meeting of stockholders may only be called by members of our Board or the stockholders holding a majority of our shares, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.
These provisions, alone or together, could delay hostile takeovers and changes in control of us or changes in our Board and management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, or DGCL, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our common stock. Any provision of the second amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
Our Second Amended and Restated Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America is the sole and exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with Lightning eMotors or our directors, officers, or employees.
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
We are an emerging growth company, or EGC, as defined in the JOBS Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our 236,000 square foot, multi-building headquarters located in Loveland, Colorado through February 28, 2027, with an option to renew for two consecutive 5-year terms. At this facility, we design, manufacture, assemble and test our ZEVs, powertrains and charging solutions. Our manufacturing facility has the capacity to produce 1,500 ZEVs per year while operating one eight-hour shift per day in a facility that has over 130,000 square feet of manufacturing space between two buildings. The same facility and equipment can produce 3,000 ZEVs annually by increasing labor to two eight-hour shifts per day. We believe that our facility is suitable and adequate for our purposes.
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
Holders
As of February 28, 2023, there were 74 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.
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
Recent Sales of Unregistered Securities
On November 16, 2022, we issued 13,276,430 shares of common stock, par value $0.0001 per share, at a price of $1.0545 per share to certain holders of the Company’s unsecured 7.5% convertible senior notes due in 2024 in exchange for the cancellation of $14.0 million in aggregate principal amount of the outstanding convertible notes.
On February 10, 2023, we issued 4,208,860 shares of common stock, par value $0.0001 per share, at a price of $0.79 per share a holder of the Company’s unsecured 7.5% convertible senior notes due in 2024 in exchange for the cancellation of $3.5 million in aggregate principal amount of the outstanding convertible notes.
We relied on the Section 4(a)(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2022 with respect to shares of our common stock that may be issued under our existing equity incentive plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	6,526,286	$2.28	12,522,150
Equity compensation plans not approved by security holders	—	—	—
Total	6,526,286		12,522,150
(1)The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account restricted stock units, which have no exercise price.
(2)Includes the 2019 equity incentive plan and the 2021 equity incentive plan, which replaced the 2019 plan, although awards granted under the 2019 Plan remain outstanding and continue to be subject to its terms. Our 2021 plan provides that on the first day of each fiscal year, the number of shares available for issuance thereunder is automatically increased by a number equal to the lesser of (i) five percent of the aggregate number of shares of common stock outstanding on December 31st of the preceding fiscal year, or (ii) such other amount as may be determined by our Board. On March 23, 2022, the Compensation Committee approved an increase of the number of shares available for issuance under our 2021 Plan by 3,753,132 shares, pursuant to this provision, effective on January 1, 2022.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. The discussion and analysis should be read together with the financial statements and related notes that are included elsewhere in this annual report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this annual report on Form 10-K.
Closing of Business Combination

On May 6, 2021, GigCapital3, Inc. consummated the merger pursuant to the business combination agreement, dated December 10, 2020, by and among Project Power Merger Sub, Inc., a wholly-owned subsidiary of GigCapital3 incorporated in the State of Delaware, and Lightning Systems, Inc., a Delaware corporation. Pursuant to the terms of the Business Combination Agreement, a business combination between GigCapital and Lightning Systems was effected through the merger of a merger subsidiary with and into Lightning Systems, with Lightning Systems surviving as a wholly-owned subsidiary of GigCapital3, or the Business Combination.

In connection with the closing of the Business Combination, GigCapital3 changed its name to Lightning eMotors, Inc.

Lightning Systems was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification, or ASC, 805, Business Combinations. This determination was primarily based on Lightning Systems’ stockholders having a majority of the voting interests in the combined company prior to the Business Combination, with Lightning Systems’ operations comprising the ongoing operations of the combined company and Lightning Systems senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Lightning Systems issuing stock for the net assets of GigCapital3, accompanied by a recapitalization. The net assets of GigCapital3 are stated at historical cost, with no goodwill or other intangible assets recorded.

While GigCapital3 was the legal acquirer in the Business Combination, Lightning Systems was deemed the accounting acquirer. Therefore, the historical financial statements of Lightning Systems became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Lightning Systems prior to the Business Combination; (ii) the combined results of GigCapital3 and Lightning Systems following the closing of the Business Combination; (iii) the assets and liabilities of Lightning Systems at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share issued to Lightning Systems stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Lightning Systems redeemable convertible preferred stock and Lightning Systems common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 0.9406 shares, or the Exchange Ratio, established in the Business Combination Agreement. Activity within the statement of stockholders' equity for the issuances and repurchases of Lightning Systems convertible redeemable preferred stock, were also retroactively converted to Lightning Systems common stock.

Our results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination and us becoming a public company. See Note 1 and Note 3 to the consolidated financial statements for more detail on the Business Combination.

Results of Operations
Comparison of Fiscal Year Ended December 31, 2022 to Fiscal Year Ended December 31, 2021
Revenues
The following table compares revenue for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Revenues	$24,413	$20,992	$3,421	16%
Units sold	227	146	81	55%
Revenue is primarily derived from the sale of our ZEVs and powertrains. Revenue increased by $3.4 million, or 16%, during the year ended December 31, 2022 due to an increase in ZEV sales. We sold 227 units during the year ended December 31, 2022 compared to the sale of 146 units during the year ended December 31, 2021. The average sales price per unit decreased due to the change in product mix to primarily Class 3 ZEV sales during the year ended December 31, 2022 compared to Classes 3, 4 and 5 ZEV sales during the prior year period.

Cost of Revenues
The following table compares the cost of revenues, gross loss and gross margin for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Cost of revenues	$36,251	$26,293	$9,958	38%
Gross loss	$(11,838)	$(5,301)	$(6,537)	(123)%
Gross margin	(48)%	(25)%
Cost of revenues includes direct costs (parts, material, and labor); indirect manufacturing costs (manufacturing overhead, depreciation and plant operating lease expense); shipping, field services, logistics and warranty costs.

Cost of revenues increased during the year ended December 31, 2022 due to an increase in revenues as well as an increase in costs per ZEV unit due to an increase in raw material costs, factory overhead and other fixed costs during the year ended December 31, 2022 compared to the prior year period.

Gross loss increased during the year ended December 31, 2022 due to selling ZEVs at lower average sales prices with an increase in raw material costs as well as factory overhead and other fixed costs during the year ended December 31, 2022 compared to the prior year period.
Research and Development
The following table compares the research and development expense for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Research and development	$9,614	$3,089	$6,525	211%
Research and development expenses consist primarily of costs incurred for the discovery and development of our zero-emission powertrain solutions and the production thereof, which principally include personnel-related expenses, including salaries, benefits, travel and stock-based compensation, for personnel performing research and development activities; expenses related to materials, supplies and testing; and consulting and occupancy expenses.
Research and development expenses increased during the year ended December 31, 2022 due to an increase in our engineering headcount year-over-year, as we continue to advance the development and design of our products, refine and improve our production processes and enhance our in-house engineering capabilities.
Selling, General, and Administrative Expense
The following table compares the selling, general and administrative expense for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative	$51,642	$42,851	$8,791	21%
Selling, general and administrative expenses consist of personnel-related expenses for our corporate, executive, engineering, finance, sales, marketing, program management support, and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for information technology, facilities, insurance, depreciation, amortization, travel, and sales and marketing costs. Personnel-related expenses consist of salaries, payroll taxes, benefits, and stock-based compensation. We expect our selling, general and administrative expenses to increase for the foreseeable future as we experience increases in expenses with the growth of our business and acquisition of new and retention of existing customers.
Selling, general and administrative expenses increased by $8.8 million, or 21%, during the year ended December 31, 2022. The year ended December 31, 2021 included one-time fees of $9.1 million associated with the closing of the Business Combination. Excluding the one-time fees, selling, general and administrative expenses increased by $17.7 million, or 52%, during the year ended December 31, 2022 primarily due to an increase in employee headcount in sales and administration to support the planned growth in sales and production as well as an increase in expenses associated with being a public company.
Interest Expense
The following table compares the interest expense for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Interest expense, net	$14,958	$13,367	$1,591	12%
Interest expense consists of interest paid on indebtedness, the amortization of debt issuance costs, the amortization of debt discounts attributable to the bifurcation of warrants issued, and amortization of an embedded conversion feature. The debt instruments are described in more detail in Note 8 to the consolidated financial statements.
Interest expense for the year ended December 31, 2022 included $15.8 million of accrued interest and discount amortization related to outstanding convertible notes and $0.5 million of interest expense associated with the term note and working capital facility, or the Facility, offset by $1.3 million of interest income on our cash equivalents. Interest expense for the year ended December 31, 2021 included $9.9 million of accrued interest and discount amortization related to the outstanding convertible notes, $1.3 million of interest expense associated with the Facility, $1.3 million of amortization of the discount associated with the short-term convertible notes converted at the close of the Business Combination and $0.9 million for the early payment of interest associated with loans paid off in the Business Combination.
Change in Fair Value of Warrant Liabilities
The following table compares the change in fair value of warrant liabilities for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
(Gain) loss from change in fair value of warrant liabilities	$(2,125)	$28,812	$(30,937)	(107)%
The gain from change in fair value of warrant liabilities of $2.1 million for the year ended December 31, 2022 represents the change in fair value of the private warrants that we assumed in the Business Combination. The loss from change in fair value of warrant liabilities of $28.8 million for the year ended December 31, 2021 represents a loss of $27.9 million from the change in fair value of the outstanding common and preferred warrants, which were converted to common stock as a result of the Business Combination, and a loss of $0.9 million from the change in fair value of the private warrants assumed in the Business Combination. These changes in fair value reflect the impact of the marking to market of the warrant liability.

Change in Fair Value of Derivative Liability
The following table compares the change in fair value of derivative liability embedded in the outstanding convertible notes for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change
	(dollar amounts in thousands)
(Gain) loss from change in fair value of derivative liability	$(17,302)	$5,341	$(22,643)
The changes in fair value of the derivative liability reflect the impact of the marking-to-market of the underlying derivative embedded in the outstanding convertible notes.
Change in Fair Value of Earnout Liability
As a result of the Business Combination, we recognized additional earnout shares as a liability. The initial fair value of the earnout shares was recorded as a liability with the offset going to additional paid-in-capital and with subsequent changes in fair value recorded in the consolidated statement of operations for each period. The following table compares the change in fair value of earnout liability for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change
	(dollar amounts in thousands)
(Gain) loss from change in fair value of earnout liability	$(80,879)	$4,183	$(85,062)
Gain on Extinguishment of Debt
The following table compares the change in gain on extinguishment of debt for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change
	(dollar amounts in thousands)
Gain on extinguishment of debt	$(2,921)	$(2,194)	$(727)
The gain on extinguishment of debt of $2.9 million during the year ended December 31, 2022 was associated with a privately negotiated exchange agreement completed on November 21, 2022, pursuant to which the certain holders of outstanding convertible notes agreed to exchange $14.0 million in aggregate principal amount for 13,276,430 newly issued shares of our common stock, par value $0.0001 per share, at a price of $1.05 per share.
The gain on extinguishment of debt of $2.2 million during the year ended December 31, 2021 was associated with the conversion of $12.1 million of outstanding convertible notes into 1,055,388 shares of common stock. The gain represents the difference between the fair value of the common stock and the sum of the carrying amount of the converted debt and the fair value of the convertible note derivative liability at the time of conversion.
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

EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before depreciation and amortization and interest expense. We define adjusted EBITDA as net income (loss) before depreciation and amortization, interest expense, stock-based compensation, gains or losses related to the change in fair value of warrant, derivative and earnout share liabilities, gains or losses on extinguishment of debt and other non-recurring costs determined by management, such as the equity line of credit, or ELOC, commitment fee and Business Combination related expenses. We believe EBITDA and adjusted EBITDA are meaningful metrics intended to supplement measures of our performance that are neither required by, nor presented in accordance with, GAAP. We believe that using EBITDA and adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends while comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA and adjusted EBITDA in the same fashion.
Because of these limitations, EBITDA and adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and adjusted EBITDA on a supplemental basis. No undue reliance should be placed on these non-GAAP measures.
The following table reconciles net income (loss) to EBITDA and adjusted EBITDA for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net income (loss)	$15,170	$(100,769)
Adjustments:
Depreciation and Amortization	1,820	874
Interest expense, net	14,958	13,367
EBITDA	$31,948	$(86,528)
Stock-based compensation	5,151	2,538
(Gain) loss from change in fair value of warrant liabilities	(2,125)	28,812
(Gain) loss from change in fair value of derivative liability	(17,302)	5,341
(Gain) loss from change in fair value of earnout liability	(80,879)	4,183
Gain on extinguishment of debt	(2,921)	(2,194)
ELOC Agreement commitment fee	851	—
Business Combination expense	—	9,098
Adjusted EBITDA	$(65,277)	$(38,750)
Liquidity and Capital Resources
Liquidity and Going Concern
Since inception, we have financed our operations primarily from debt financing and the sales of common and convertible preferred shares. We closed the Business Combination on May 6, 2021 pursuant to which we added $216.8 million of cash, net of redemptions, to the balance sheet.
In accordance with the ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (“ASC 205-40”), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.
As of December 31, 2022, the we had $56,011 in cash and cash equivalents and an accumulated deficit of $166,394. For the year ended December 31, 2022, we had net income of $15,170. Cash used in operating activities was $104,523 for the year ended December 31, 2022. We had positive working capital of $106,437 as of December 31, 2022 primarily as a result of the Business Combination. The current and historical operating cash flows, current cash and working capital balances, and forecasted obligations were considered in connection with management’s evaluation of our ongoing liquidity. However, we will require additional capital to fund the growth and scaling of our manufacturing facilities and operations; further develop our products and services, including those for orders in the order backlog; and fund possible acquisitions. Our ability to access capital is critical. Until we can generate sufficient cash flow from operations, we expect to finance our operations through a combination of the merger proceeds received from the Business Combination as well as from additional public offerings, debt financings or other capital markets transactions, collaborations or licensing arrangements. The amount and timing of future funding requirements depend on many factors, including the pace and results of development efforts and our ability to scale our operations. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us.
We have secured and intend to employ various strategies to obtain the required funding for future operations such as accessing capital through our ELOC Agreement with Lincoln Park Capital, LLC. However, the ability to access the ELOC Agreement is dependent on our common stock trading volumes and the market price of our common stock, which cannot be assured, and as a result cannot be included as sources of liquidity for our ASC 205-40 analysis. As of December 31, 2022 and through the date of this filing, we have not sold any shares of common stock to Lincoln Park under the ELOC Agreement.
If capital is not available to us when, and in the amounts needed, we could be required to delay, scale back, or abandon some or all of our development programs and operations, which could materially harm our business, financial condition and results of operations. Due to uncertainties discussed above, there is substantial doubt about our ability to continue as a going concern through the next twelve months from the date of issuance of these consolidated financial statements.
Liquidity Requirements
In the near and long-term, we will require additional capital to fund the growth and scaling of our manufacturing facilities and operations; further develop our products and services; and fund possible acquisitions. Until we can generate sufficient cash flow from operations, we expect to finance our operations through a combination of the merger proceeds we received from the Business Combination as well as from additional public offerings, debt financings or other capital markets transactions, collaborations or licensing arrangements. The amount and timing of our future funding requirements depend on many factors, including the pace and results of our development efforts and our ability to scale our operations.
Material Cash Requirements
From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of components and raw materials to be used in the manufacture of our products. To provide flexibility in our development and production plan and opportunities to renegotiate pricing, we generally do not have binding and enforceable purchase orders beyond the near term. However, in order to secure raw materials vital to our products, we have entered into multi-year minimum purchase commitments with some of our suppliers. If we fail to meet the minimum purchase commitments, we must pay a penalty. However, we are currently in negotiations with certain suppliers to either blend and extend or terminate some of our future commitments due to supply chain constraints and cost increases for both parties. The minimum purchase commitment for 2023 is $59.9 million under these agreements. See Note 14 to the Consolidated Financial Statements included herein for additional information.
Our capital expenditures are typically difficult to project beyond the short term given potential supply chain constraints and market conditions. We estimate our capital expenditures to be between $5.0 million and $8.0 million for the year 2023 for development and production activities.
Debt
As of December 31, 2022, we had outstanding $73.9 million of principal indebtedness associated with our convertible notes, which mature on May 15, 2024. We are obligated to make semi-annual interest payments through maturity of $2.8 million based on an annual interest rate of 7.5%. We also had outstanding $3.0 million of principal indebtedness associated with our Facility, which matures on October 21, 2024. We are obligated to make quarterly interest payments of $0.1 million through maturity based on an annual interest rate of 15%. See Note 8 to the consolidated financial statements included herein for additional information.
On November 21, 2022, we completed an exchange with certain holders of the outstanding convertible notes via privately negotiated exchange agreements, pursuant to which the holders agreed to exchange $14.0 in aggregate principal amount of the outstanding convertible notes for 13,276,430 newly issued shares of our common stock, par value $0.0001 per share, at a price of $1.05 per share. On February 10, 2023, we completed a privately negotiated exchange with certain holders of the outstanding convertible notes for the exchange of $3.5 million in aggregate principal amount of the convertible notes for 4,208,860 shares of our common stock at a price of $0.79 per share.
We expect to continue to opportunistically seek to refinance our outstanding convertible notes in order to extend the maturity date of such indebtedness.
Leases
We have one material lease commitment, an operating lease covering our manufacturing center, distribution center and office space. We also have an operating lease for information technology equipment and finance leases for manufacturing equipment. As of December 31, 2022, our total minimum lease commitments were $13.4 million, with $3.1 million due in the next twelve months. See Note 9 to the consolidated financial statements included herein for additional information.
Cash Flows
The following table provides a summary of cash flow data:

	Year Ended December 31,
	2022	2021

Net cash used in operating activities	$(104,523)	$(65,807)
Net cash used in investing activities	(7,919)	(3,189)
Net cash (used in) provided by financing activities	(85)	237,074
Net (decrease) increase in cash	$(112,527)	$168,078
Cash Flows Used In Operating Activities
Our cash flows from operating activities are significantly affected by revenue levels, mix of products and services, and investments in the business in research and development and selling, general and administrative costs in order to develop products and services, improve manufacturing capacity and efficiency, and support revenue growth. With respect to the year ended December 31, 2022, increases in net cash used in operating activities, in comparison to the prior year, were principally driven by increases in cost of revenues and selling, general and administrative expenses, as described in more detail above.
Cash Flows Used In Investing Activities
The increase in net cash used in investing activities for the year ended December 31, 2022, in comparison to the prior year, was due to an increase in capital expenditures to support revenue growth as we invest in and expand our business and infrastructure.
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2022 was de minimis. Net cash from financing activities for the year ended December 31, 2021 primarily included net proceeds of $142.8 million from the Business Combination and related private placement financing, proceeds of $95.0 million from the issuance of the outstanding convertible note (See Note 8 to our Consolidated Financial Statements), proceeds from Facility borrowings of $7.0 million, proceeds from the exercise of warrants of $3.3 million and proceeds of $0.6 million from the exercise of common stock options, offset by payments on our Facility borrowings of $11.5 million.
Material Trends and Uncertainties
The impact of current macroeconomic factors on our business - including the availability of tax credits or grants, increasing inflation and interest rates which affect the demand for our ZEVs, supply chain constraints, and geopolitical events - is uncertain. In addition, although the impact is lessening, the extent to which the COVID-19 pandemic may impact our business or our suppliers in future periods remains uncertain and unpredictable. Our outlook for future growth in sales of ZEVs depends upon the various economic and regulatory conditions, and on our ability to manage through supply chain issues that have, and will continue to, limit the level to which we can increase output in the near term. Our long-term outlook remains positive as we believe the adoption of electric vehicles and the electric vehicle market will continue to grow.

Inflation Reduction Act. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA extends the existing tax credit for electric vehicles and establishes a new tax credit for used electric vehicles, as well as establishes a new tax credit for commercial ZEVs. Under the IRA, commercial ZEVs will be eligible for a federal tax credit of up to the lesser of 30% of the sales price or the incremental cost of a comparable ICE-engine vehicle, capped at $7,500 for vehicles under 14,000 pounds and $40,000 for all others. In addition, governmental entities may also be eligible to claim these credits. Vehicles’ final assembly must be in North America to be eligible for the federal tax credit, but commercial vehicles are exempt from the battery or mineral sourcing requirements that apply to consumer electric vehicles. The federal tax credit on charging equipment has been extended through 2032. For commercial uses, the tax credit is 6% with a maximum credit of $100,000 per unit. The equipment must be placed in a low-income community or non-urban area. The IRS is still in the process of releasing further guidance on specific aspects of the aforementioned credits. The announcement of the IRA and the delay in receiving IRS guidance as to the roll-out of the new tax credits has reduced the number of customer orders during the fourth quarter of 2022 and the first quarter of 2023, as many existing or potential customers are waiting to place orders until they are certain of the amount of tax credits available per ZEV. In addition, many customers are evaluating the size and type of ZEV they intend to purchase because the amount of the tax credit depends on the weight of the vehicle, among other factors. Furthermore, other government programs, such as the FTA's Low- and No-Emission Vehicle Program or certain state programs, recently announced new funding and are in the process of making these funds available for eligible purchases. Until these processes are established, we believe, customer orders may be delayed.

Supply-Chain challenges. We have experienced significant delivery delays from our suppliers from April 2020 through most of 2022. In addition, we often do not get informed of delivery delays until or after the expected delivery dates and have, at times, also experienced deliveries in advance of expected delivery dates without prior notice (for orders that were previously delayed), which does not allow for adequate planning. We have also experienced shortages of chassis and other components. As a result of these planning challenges, we have increased our inventory of raw materials and critical components, such as chassis, batteries or motors, and added new suppliers to optimize cost, minimize supply chain issues and prepare for an increase in future production. However, adding new suppliers, especially for chassis, increases cost and delays production. We expect supply chain challenges will continue for the foreseeable future. We have also entered into multi-year minimum purchase commitments with some of our suppliers of critical components. As of December 31, 2022, the minimum purchase commitment for the next twelve months is $59.9 million under these agreements. However, we are constantly evaluating our commitments and are currently in negotiations to either blend and extend or terminate some of our future commitments to address supply chain constraints and costs.

Inflation and interest rates. We are experiencing cost increases due to inflation resulting from various supply chain disruptions and other disruptions caused by the COVID-19 pandemic and general global economic conditions. The cost of raw materials, manufacturing equipment, labor and shipping and transportation has increased considerably. We expect higher than recent years’ levels of inflation to persist for the foreseeable future. If we are unable to fully offset higher costs through price increases or other measures, we could experience an adverse impact to our business, prospects, financial condition, results of operations and cash flows. Interest rates have also increased considerably. The increase in inflation and interest rates impacts the demand for our ZEVs, as customers may delay purchasing ZEVs and/or have difficulty financing their ZEV purchases.

Ability to Attract New Customers and Customer Demand. Our growth will depend in large part on our ability to attract new customers. We have invested heavily in developing our ZEVs and electric powertrains and plan to continue to do so. We are in the very early stages of growth in our existing markets, and we anticipate that our sales activities will lead to additional orders and deliveries, and, as a result, increase our base of customers. An inability to attract new customers would substantially impact our ability to grow revenue or improve our financial results. We expect that the sales of our vehicles and services to our existing and future customers will be an important indicator of our performance. Further, we often receive binding and non-binding purchase orders from customers that are contingent on various factors, such as completing a successful pilot program, obtaining third-party financing or obtaining government grants, such as HVIP. In addition, some customers are interested in future products, not yet in our production. While we continuously strive to expand our product catalog, developing new platforms takes a significant amount of time and expense, such as engineering work, sourcing new suppliers, marketing, testing and quality control. In addition, orders may be delayed for a number of reasons, many of which are beyond our control, including supplier delays, which may cause delays in our manufacturing process, or delays in customers obtaining financing. As a result, any such orders may not result in actual revenue in the near term or at all. Accordingly, revenue estimates and the amount and timing of work expected to be performed at the time the estimate of order backlog is developed is subject to change.

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
Revenue Recognition

We primarily generate revenue from the sale of our ZEVs and electric powertrains. ASC 606, Revenue from Contracts with Customers, requires us to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We determine revenue recognition by applying the following steps:

1. Identifying the contract with a customer;
2. Identifying the performance obligations in the contract;
3. Determining the transaction price;
4. Allocating the transaction price to the performance obligations; and
5. Recognizing revenue as the performance obligations are satisfied.

The Company recognizes revenue at a point in time when its performance obligation has been satisfied and control of the ZEV or zero-emission powertrain is transferred to the customer, which generally aligns with shipping terms. Contract shipping terms include ExWorks (“EXW”), “FOB Shipping Point” and “FOB Destination” all as defined in the Incoterms. Under EXW (meaning the seller fulfills its obligation to deliver when it makes goods available at its premises, or another specified location, for the buyer to collect), the performance obligation is satisfied and control is transferred at the point when the customer is notified that the ZEV or zero-emission powertrain is available for pickup. Under “FOB Shipping Point,” control is transferred to the customer at the time the good is transferred to the shipper and under “FOB Destination,” at the time the good is delivered to a customer's specified delivery location. At times, the Company sells ZEVs that require additional upfitting from a third party before the final sale to the customer. The Company is acting as the principal in such transactions and revenue is recognized on a gross basis.

Inventory Valuation

Inventories consist of raw materials, work in progress, and finished goods and are stated at the lower of cost or net realizable value, with cost determined on the average cost method. General market conditions, as well as our design activities, can cause certain products to become obsolete and a valuation adjustment is made to inventory for any excess, obsolete or slow-moving items based on management’s review of on-hand inventories compared to historical and estimated future sales and usage profiles. Once a write-off occurs, a new, lower cost basis is established. The determination of projected future demand requires the use of estimates and assumptions related to projected unit sales for each product. Demand for our products can fluctuate significantly. A significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of regulation S-K, we are not required to provide the information requested by this item.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Lightning eMotors, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Lightning eMotors, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s accumulated deficit as of December 31, 2022 was $166,919 and cash used in operating activities was $104,523 for the year ended December 31, 2022. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
PCAOB ID: 248
Denver, Colorado
March 13, 2023

LIGHTNING EMOTORS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$56,011	$168,538
Accounts receivable, net of allowance of $2,028 and $3,349 as of December 31, 2022 and 2021, respectively	9,899	9,172
Inventories	47,066	14,621
Prepaid expenses and other current assets	9,401	7,067
Total current assets	122,377	199,398
Property and equipment, net	11,519	4,891
Operating lease right-of-use asset, net	7,735	8,742
Other assets	1,928	379
Total assets	$143,559	$213,410
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,961	$6,021
Accrued expenses and other current liabilities	6,270	5,045
Warrant liability	60	2,185
Current portion of operating lease obligation	1,649	1,166
Total current liabilities	15,940	14,417
Long-term debt, net of debt discount	62,103	63,768
Operating lease obligation, net of current portion	7,735	9,260
Derivative liability	78	17,418
Earnout liability	2,265	83,144
Other long-term liabilities	880	191
Total liabilities	89,001	188,198
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, par value $0.0001, 1,000,000 shares authorized no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, par value $.0001, 250,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 89,843,138 and 75,062,642 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	9	8
Additional paid-in capital	220,943	206,768
Accumulated deficit	(166,394)	(181,564)
Total stockholders’ equity	54,558	25,212
Total liabilities and stockholders’ equity	$143,559	$213,410

See accompanying Notes to Consolidated Financial Statements

LIGHTNING EMOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenues	$24,413	$20,992
Cost of revenues	36,251	26,293
Gross loss	(11,838)	(5,301)
Operating expenses
Research and development	9,614	3,089
Selling, general and administrative	51,642	42,851
Total operating expenses	61,256	45,940
Loss from operations	(73,094)	(51,241)
Other (income) expense, net
Interest expense, net	14,958	13,367
(Gain) loss from change in fair value of warrant liabilities	(2,125)	28,812
(Gain) loss from change in fair value of derivative liability	(17,302)	5,341
(Gain) loss from change in fair value of earnout liability	(80,879)	4,183
Gain on extinguishment of debt	(2,921)	(2,194)
Other expense, net	5	19
Total other (income) expense, net	(88,264)	49,528
Net income (loss)	$15,170	$(100,769)
Net income (loss) per share, basic	$0.20	$(1.67)
Net income (loss) per share, diluted	$0.16	$(1.67)
Weighted-average shares outstanding, basic	77,132,774	60,260,156
Weighted-average shares outstanding, diluted	85,605,836	60,260,156

See accompanying Notes to Consolidated Financial Statements

LIGHTNING EMOTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Par Value
Balance — December 31, 2020	32,949,507	$3	$54,097	$(80,795)	$(26,695)
Exercise of common warrants	69,232	—	646	—	646
Issuance of Series C redeemable convertible preferred stock upon exercise of Series C warrants	1,756,525	—	14,068	—	14,068
Issuance of common stock warrants	—	—	433	—	433
Business Combination and PIPE Financing	37,843,390	4	109,801	—	109,805
Warrants issued in connection with the Convertible Note	—	—	14,522	—	14,522
Exercise of stock options	1,282,820	1	574	—	575
Vesting of restricted stock units, net of taxes	105,780	—	—	—	—
Stock—based compensation expense	—	—	2,538	—	2,538
Conversion of convertible notes payable	1,055,388	—	10,089	—	10,089
Net loss	—	—	—	(100,769)	(100,769)
Balance — December 31, 2021	75,062,642	8	206,768	(181,564)	25,212
Exercise of stock options	770,635	—	151	—	151
Vesting of restricted stock units, net of taxes	433,940	—	(115)	—	(115)
Stock—based compensation expense	—	—	5,151	—	5,151
Conversion of convertible notes payable	13,276,430	1	8,137	—	8,138
Common stock issued for commitment shares	299,491	—	851	—	851
Net income	—	—	—	15,170	15,170
Balance — December 31, 2022	89,843,138	$9	$220,943	$(166,394)	$54,558

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED LIGHTNING EMOTORS, INC.
STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$15,170	$(100,769)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,820	874
Provision for doubtful accounts	2,459	3,349
Inventory obsolescence and write-downs	5,019	917
Loss on disposal of fixed asset	58	39
Gain on extinguishment of debt	(2,921)	(2,194)
Change in fair value of warrant liability	(2,125)	28,812
Change in fair value of earnout liability	(80,879)	4,183
Change in fair value of derivative liability	(17,302)	5,341
Stock-based compensation	5,151	2,538
Amortization of debt discount	9,356	6,670
Non-cash impact of operating lease right-of-use asset	1,160	991
Issuance of common stock for commitment shares	851	—
Issuance of common stock warrants for services performed	—	433
Changes in operating assets and liabilities:
Accounts receivable	(4,596)	(8,399)
Inventories	(36,113)	(9,795)
Prepaid expenses and other assets	(3,167)	(6,380)
Accounts payable	1,930	3,578
Accrued expenses and other liabilities	(394)	4,005
Net cash used in operating activities	(104,523)	(65,807)
Cash flows from investing activities
Purchase of property and equipment	(7,919)	(3,244)
Proceeds from disposal of property and equipment	—	55
Net cash used in investing activities	(7,919)	(3,189)
Cash flows from financing activities
Proceeds from convertible notes payable, net of issuance costs paid	—	95,000
Proceeds from Business combination and PIPE Financing, net of issuance costs paid	—	142,796
Proceeds from facility borrowings	—	7,000
Repayments of facility borrowings	—	(11,500)
Proceeds from the exercise of Series C redeemable convertible preferred warrants	—	3,100
Proceeds from exercise of common warrants	—	157
Payments on finance lease obligations	(121)	(54)
Proceeds from exercise of stock options	151	575
Tax withholding payment related to net settlement of equity awards	(115)	—
Net cash (used in) provided by financing activities	(85)	237,074
Net (decrease) increase in cash	(112,527)	168,078
Cash - Beginning of year	168,538	460
Cash - End of year	$56,011	$168,538

Supplemental cash flow information - Cash paid for interest	$6,950	6,245
Significant noncash transactions
Earnout liability at inception	$—	$78,960
Warrant liability at inception	—	1,253
Derivative liability at inception	—	17,063
Conversion of short-term convertible notes for common stock	—	9,679
Conversion of convertible notes for common stock	8,138	10,089
Conversion of warrant liabilities for common stock	—	37,580
Property and equipment included in accounts payable and accruals	639	—
Finance lease right-of-use asset in exchange for a lease liability	786	208
Inventory repossessed for accounts receivable	1,410	—

See accompanying Notes to Consolidated Financial Statements

LIGHTNING EMOTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Note 1 – Description of Business and Basis of Presentation

Lightning eMotors, Inc. (the “Company”, “Lightning”) designs and manufactures zero-emission vehicles (“ZEV”), and charging infrastructure solutions for commercial fleets, large enterprises, original equipment manufacturers, and governments. The Company's product offerings range from cargo vans, transit and shuttle buses, school buses, specialty work trucks, ambulances and electric powertrains for school buses, transit buses and motorcoaches. The Company operates predominately in the United States.
The Company was initially formed as a limited liability company (“LLC”) in the state of Delaware on September 25, 2012 under the name Lightning Hybrids LLC and was converted from an LLC to a Delaware corporation, which became effective on December 31, 2019.
On May 6, 2021 (the "Closing Date"), GigCapital3, Inc. ("Gig"), consummated the merger pursuant to the Business Combination Agreement, dated December 10, 2020 (the "Business Combination Agreement"), by and among Project Power Merger Sub, Inc., a wholly-owned subsidiary of Gig incorporated in the State of Delaware ("Merger Sub"), and Lightning Systems, Inc., a Delaware corporation ("Lightning Systems"). Pursuant to the terms of the Business Combination Agreement, a business combination between Gig and Lightning Systems was effected through the merger of Merger Sub with and into Lightning Systems, with Lightning Systems surviving as the surviving company and as a wholly-owned subsidiary of Gig (the "Business Combination").
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
While Gig was the legal acquirer in the Business Combination, Lightning Systems was deemed the accounting acquirer. Therefore, the historical financial statements of Lightning Systems became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Lightning Systems prior to the Business Combination; (ii) the combined results of the Company and Lightning Systems following the closing of the Business Combination; (iii) the assets and liabilities of Lightning Systems at their historical cost; and (iv) the Company’s equity structure for all periods presented.
In accordance with guidance applicable to these circumstances, the equity structure was restated to reflect the number of shares of the Company's common stock, $0.0001 par value per share (“Common Stock”) issued to Lightning Systems stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Lightning Systems redeemable convertible preferred stock and Lightning Systems common stock prior to the Business Combination were retroactively restated as shares reflecting the exchange ratio of approximately 0.9406 shares (the “Exchange Ratio”) established in the Business Combination Agreement see Note 3.
Basis of presentation
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
Liquidity and going concern
In accordance with the ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (“ASC 205-40”), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.
As of December 31, 2022, the Company had $56,011 in cash and cash equivalents and an accumulated deficit of $166,394. For the year ended December 31, 2022, the net income of the Company was $15,170. Cash used in operating activities was $104,523 for the year ended December 31, 2022. The Company had positive working capital of $106,437 as of December 31, 2022 primarily as a result of the Business Combination. The current and historical operating cash flows, current cash and working capital balances, and forecasted obligations of the Company were considered in connection with management’s evaluation of the Company’s ongoing liquidity. However, the Company will require additional capital to fund the growth and scaling of its manufacturing facilities and operations; further develop its products and services, including those for orders in the order backlog; and fund possible acquisitions. Until the Company can generate sufficient cash flow from operations, it expects to finance its operations through a combination of the merger proceeds it received from the Business Combination as well as from additional public offerings, debt financings or other capital markets transactions, collaborations or licensing arrangements. The amount and timing of future funding requirements depend on many factors, including the pace and results of development efforts and the Company's ability to scale its operations. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company
The Company has secured and intend to employ various strategies to obtain the required funding for future operations such as accessing capital through the Company's ELOC Agreement with Lincoln Park Capital, LLC. However, the ability to access the ELOC Agreement is dependent on common stock trading volumes and the market price of the Company's common stock, which cannot be assured, and as a result cannot be included as sources of liquidity for the Company's ASC 205-40 analysis. As of December 31, 2022 and through the date of this filing, the Company has not sold any shares of common stock to Lincoln Park under the ELOC Agreement.
If capital is not available to the Company when, and in the amounts needed, the Company could be required to delay, scale back, or abandon some or all of the Company's development programs and operations, which could materially harm the Company's business, financial condition and results of operations. The result of the Company's ASC 205-40 analysis, due to uncertainties discussed above, there is substantial doubt about the Company's ability to continue as a going concern through the next twelve months from the date of issuance of these consolidated financial statements.
These consolidated financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.
Note 2 – Summary of Significant Accounting Policies
Comprehensive income (loss)
The Company has no elements of other comprehensive income (loss), therefore, the Company’s net income (loss) on the statements of operations represents comprehensive income (loss).
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

The Company’s most significant estimates and judgments involve deferred income taxes, allowance for doubtful accounts, warranty liability, write downs and write offs of obsolete and damaged inventory, lower of cost or net realizable value of inventory and valuations of share-based compensation, warrant liability, convertible note derivative liability and earnout share liability. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial statements.
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
Concentrations of credit risk
As of and for the year ended December 31, 2022, two customers accounted for 40% and 25% of total accounts receivable. As of and for the year ended December 31, 2021, three customers accounted for 40%, 20% and 17% of total accounts receivable. The net sales to the following customers comprised more than 10% of revenues for the periods presented.

	Year ended December 31,
	2022		2021
	Net Sales	% of Net Revenues	Net Sales	% of Net Revenues
Customer A	$4,724	19%	$—	—%
Customer B	3,892	16%	2,132	10%
Customer C	2,996	12%	—	—%
Customer D	2,688	11%	6,062	29%
Customer E	—	—%	2,807	13%
Total of customers with sales greater than 10%	$14,300	58%	$11,001	52%
Total of customers with sales less than 10%	10,113	42%	9,991	48%
Total Revenues	$24,413	100%	$20,992	100%
Concentrations of supplier risk
As of and for the year ended December 31, 2022, two suppliers accounted for 20% and 15% of the Company’s total accounts payable and two suppliers accounted for 34% and 23% of inventory purchases. As of and for the year ended December 31, 2021, three suppliers accounted for 20%, 19% and 11% of the Company’s total accounts payable and one supplier accounted for 10% of inventory purchases.
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

Allowance for Doubtful Accounts
As of December 31, 2020	$—
Charges to expense	3,491
Deductions	(142)
As of December 31, 2021	$3,349
Charges to expense	2,459
Deductions	(3,780)
As of December 31, 2022	$2,028
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
Property and equipment
Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful asset lives. Leasehold improvements are stated at cost and amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred. Depreciation is included in our consolidated statements of operations in "Cost of revenues", "Research and development" and "Selling, general and administrative". When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets and the resulting gain or loss, if any, is reflected in “Other expense, net.” The estimated useful lives of the Company's major classes of property and equipment are as follows:

Major class of property and equipment	Useful Lives
Machinery and equipment	7 years
Vehicles	5 years
Leasehold improvements	5 years
Computer equipment	3 years
Software	3 years
Furniture and fixtures	7 years
Impairment of long-lived assets
Long-lived assets to be held and used in the Company’s operations are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from its use and eventual disposition over its remaining economic life. The Company assesses recoverability by comparing the sum of projected undiscounted cash flows from the use and eventual disposition over the remaining economic life of a long-lived asset or asset group to its carrying value, and records a loss from impairment if the carrying value is more than its undiscounted cash flows. Assets or asset groups to be abandoned or from which no future benefit is expected are written down to zero in the period it is determined they will no longer be used and are removed entirely from service. There were no impairments of long-lived assets recognized during the years ended December 31, 2022 and 2021.

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
Revenue recognition
Revenue Summary
The following table disaggregates revenue by major source:

	Year ended December 31,
	2022	2021
ZEVs	$22,399	$19,096
Other	2,014	1,896
	$24,413	$20,992
The Company manufactures and sells medium and heavy-duty ZEVs, such as delivery vans and buses. The Company manufactures ZEVs by removing the internal combustion engine and certain associated components (collectively, "decontented parts") and installing and integrating its internally-developed, zero-emission powertrain into a vehicle chassis supplied by OEMs or from the customer. At times, the Company also installs and integrates its zero-emission powertrains into a used vehicle chassis supplied by the customer ("repower").
The Company recognizes revenue at a point in time when its performance obligation has been satisfied and control of the ZEV is transferred to the customer, which generally aligns with shipping terms. Contract shipping terms include ExWorks (“EXW”), “FOB Shipping Point” and “FOB Destination” all as defined in the Incoterms. Under EXW (meaning the seller fulfills its obligation to deliver when it makes goods available at its premises, or another specified location, for the buyer to collect), the performance obligation is satisfied and control is transferred at the point when the customer is notified that the ZEV is available for pickup. Under “FOB Shipping Point,” control is transferred to the customer at the time the good is transferred to the shipper and under “FOB Destination,” at the time the good is delivered to a customer's specified delivery location. At times, the Company sells ZEVs that require additional upfitting from a third party before the final sale to the customer. The Company is acting as the principal in such transactions and revenue is recognized on a gross basis.
Other revenue includes the sale of stand-alone zero-emission powertrains, charging systems, engineering consulting services, telematics and analytics subscription services and decontented parts. Revenue for zero-emission powertrains, chargers and decontented parts are generally recognized based on contract shipping terms. At times, chargers may be drop shipped directly to the customer from the manufacturer, in which revenue is recognized at the time of shipment. The Company is acting as the principal in such transactions and revenue is recognized on a gross basis. Services are recognized as revenue over time as either percentage of completion (i.e. engineering service contracts) or as the service is transferred to the customer (i.e. telematics and analytics subscription services).
The Company made an accounting policy election to account for any shipping and handling costs that occur after control has transferred to the customer as fulfillment costs that are accrued to cost of revenues at the time control transfers. Shipping and handling costs billed to customers are initially recorded in deferred revenue and recognized as revenue once shipping is complete.
The Company often applies for governmental funding programs, including California's Hybrid and Zero Emission Truck and Bus Voucher Incentive Project (“HVIP”), on behalf of its customers for ZEV sales. Generally, as a condition of the program, the amount billed to the customer must be reduced by the amount that will be funded by the government program, and the Company will receive the funds directly from the government program. However, the discount to the customer is contingent upon the Company’s receipt of the funding. Revenue is recognized on the gross amount of the ZEV at the time substantially all of the conditions of the government program required of the Company have been met and control of the ZEV has transferred to the customer based on shipping terms.

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
Significant Payment Terms
None of the Company’s contracts have a significant financing component. Any cash that is received prior to revenue recognition is treated as deferred revenue (a contract liability) until the good is delivered or service is rendered. Payment terms are identified when the contract has commercial substance and collectability of consideration is probable. The Company generally utilizes payment terms of a twenty percent deposit once a contract is executed with the remainder due upon receipt.
Contract Liabilities
Contract liabilities relate to payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contracts. The Company’s contract liabilities consist of customer deposits and deferred revenue, of which current amounts are included in “Accrued expenses and other current liabilities” and long-term amounts are included in "Other long-term liabilities" on the consolidated balance sheets. Changes in contract liabilities are as follows:

As of December 31, 2020	$267
Revenues recognized (1)	(981)
Increase due to billings	861
As of December 31, 2021	$147
Revenues recognized (2)	(2,889)
Increase due to billings	3,536
As of December 31, 2022	$794
(1)The Company recognized revenue of $216 during the year ended December 31, 2021 that was included in the contract liability balance as of December 31, 2020.
(2)The Company recognized revenue of $104 during the year ended December 31, 2022 that was included in the contract liability balance as of December 31, 2021.
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
As of December 31, 2022, the Company had remaining performance obligations related to a non-cancellable (other than for a breach by the Company) minimum-quantity purchase commitment. The customer was obligated to purchase a fixed number of ZEVs from January 1, 2022 through December 31, 2023, with a fixed price for orders placed in 2022 and another fixed price for orders placed in 2023. The Company estimates that the future revenues associated with this contract to be $10.5 million in 2023. The timing of the revenue associated with these estimates will change if the ZEVs are commissioned and/or shipped subsequent to the year in which they were ordered, as revenue will not be recognized until control of the ZEV transfers to the customer based on the purchase order shipping terms.
Costs to Obtain or Fulfill a Contract with a Customer
The Company has elected the practical expedient to expense contract acquisition costs, which consist of sales commissions, when the amortization period is one year or less. The expense to obtain or fulfill a contract with a customer are reported within “Selling, general, and administrative” expenses.
Warranties and Recall Campaigns
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
The Company records product recall reserves when a liability is probable and the related amounts are reasonably estimable.
On December 16, 2022, the Company initiated a voluntary recall for certain 2021-2022 model year Lightning eMotors FE4-129 vehicles due to multiple software and hardware discrepancies internal to the Romeo Power battery packs installed in the FE4-129 series vehicles. The affected vehicles may fail to operate in cold temperatures, fail to start , or may lose traction power while driving, increasing the risk of an accident. The potential remedies for the recall remains under development. Romeo Power has been formally notified of the recall and the Company will seek to recover the costs and expenses associated with the recall from Romeo Power. Because the remedy is still being developed, and due to the uncertainty of Romeo Power's performance of its warranty obligation to the Company, the Company is unable to reasonably estimate a range of the potential losses associated with the recall.
Fair value measurements, and financial instruments
A fair value hierarchy was established that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels of the hierarchy and the related inputs are as follows:
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
Long-term debt is not presented at fair value on the consolidated balance sheets, as it is recorded at carrying value, net of unamortized debt discounts. However, the 7.5% $100,000 convertible senior note (the “Convertible Note”) has an embedded conversion option accounted for as a derivative liability, which is presented at fair value on the consolidated balance sheets. The fair value of the Convertible Note, including the conversion option, was $58,155 and $76,614 as of December 31, 2022 and 2021, respectively. The Company’s term note and working capital facility (“Facility”) had an outstanding term note with a principal amount of $3,000 as of both December 31, 2022 and 2021 and a fair value of $3,125 and $4,173 as of December 31, 2022 and 2021, respectively.
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were measured at fair value on a recurring basis in the Consolidated Balance Sheets.

	Level 1	Level 2	Level 3
As of December 31, 2022
Financial assets
Cash equivalents	$51,351	$—	$—
Financial Liabilities
Warrant liability	$—	$—	$60
Derivative liability	$—	$—	$78
Earnout liability	$—	$—	$2,265
As of December 31, 2021
Financial assets
Cash equivalents	$150,022	$—	$—
Financial Liabilities
Warrant liability	$—	$—	$2,185
Derivative liability	$—	$—	$17,418
Earnout liability	$—	$—	$83,144

As of December 31, 2022 and 2021, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input.
As a result of the Business Combination, the Company assumed the liability associated with the Gig warrants. The Company accounts for the warrants as liabilities at fair value with subsequent changes in fair value recorded in the consolidated statement of operations for each reporting period. The fair value is determined using the Black-Scholes-Merton option-pricing model ("BSM") where the share price input represents the Company’s stock price as of the valuation date. The BSM is a commonly-used mathematical model for pricing an option or warrant. In particular, the model estimates the variation in value over time of financial instruments. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.
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
Stock-based compensation
The Company accounts for share-based compensation in accordance with ASC 718, Compensation — Stock Compensation, under which share based payments that involve the issuance of common stock to employees and non-employees and meet the criteria for equity-classified awards are recognized in the financial statements as share-based compensation expense based on the fair value on the date of grant. The Company issues stock option awards and restricted stock unit ("RSUs") awards to employees and non-employees.
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
The Company initially values RSUs based on the grant date closing price of the Company’s common stock. The Company recognizes stock-based compensation expense based on the fair value of the awards issued at the date of grant and amortized on a straight-line basis as the employee renders services over the requisite service period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for non-vested awards that were forfeited during the period.
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
Advertising
Advertising costs are expensed when incurred and are included in “Selling, general, and administrative” expenses and total $580 and $262 for the years ended December 31, 2022 and 2021, respectively.
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

Level 3
Initial recognition May 6, 2021	$78,961
Loss	4,183
As of December 31, 2021	$83,144
Gain	(80,879)
As of December 31, 2022	$2,265
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
The Company applied the treasury stock method to account for the dilutive impact of its options, warrants and restricted stock units and the if converted method for its Convertible Note.
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
Recent accounting pronouncements issued not yet adopted
In June 2016, the FASB issued ASU 2016-13 related to the measurement of credit losses on financial instruments and has since modified the standard with several ASUs (collectively, the “credit loss standard”). The credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The credit loss standard took effect for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As amended in ASU 2019-10, for smaller reporting companies, the credit loss standard will take effect for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018. The adoption of this ASU will require a cumulative-effect adjustment to accumulated deficit as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company adopted this standard on January 1, 2023, and this ASU did not have material impact to the Company's financial statements.
Note 3 — Reverse Recapitalization
On May 6, 2021, GigCapital3, Inc. consummated the Business Combination with Lightning Systems, with Lightning Systems surviving the merger as a wholly-owned subsidiary of Gig. In connection with the Business Combination, certain Gig shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 5,816,664 shares of Gig common stock for gross redemption payments of $58,759. In addition, an investor purchased from the Company 2,500,000 shares of common stock (the “PIPE Shares”) for a purchase price of $10.00 per share and an aggregate purchase price of $25,000 pursuant to a separate subscription agreement dated as of December 10, 2020 (the “PIPE Financing”). The PIPE Financing investment closed simultaneously with the consummation of the Business Combination.
Upon the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things change the name of the corporation to Lightning eMotors, Inc. and to increase the total number of authorized shares of capital stock to 251,000,000, consisting of (a) 250,000,000 of common stock, par value $0.0001 per share and (b) 1,000,000 shares of preferred stock, par value $0.0001 per share.
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
Upon the closing of the Business Combination, Lightning Systems common stock issued and outstanding was canceled and converted into the right to receive Company common stock (the “Per Share Merger Consideration”) based on the Exchange Ratio. In addition, after closing and subject to the terms and conditions defined below, stockholders of the Company who have received, or are entitled to receive, any per share merger consideration (“Stockholder Earnout Group”) have the contingent right to receive additional 16,463,096 shares of the Company’s common stock to be allocated on a pro rata basis among the members of the Stockholder Earnout Group. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis, if on or prior to the fifth anniversary of the closing date the volume weighted average price (“VWAP”) of the Company’s common stock equals or exceed $12.00 per share of twenty of any thirty consecutive trading days. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis if on or prior to the fifth anniversary of the closing date the VWAP of the Company’s common stock equals or exceed $14.00 per share of twenty of any thirty consecutive trading days. One-third of the earnout shares will be released to the Stockholder Earnout Group on a pro rata basis if on or prior to the fifth anniversary of the closing date the VWAP of the Company’s common stock equals or exceed $16.00 per share of 20 of any 30 consecutive trading days. If these conditions have not been satisfied following the fifth anniversary of the closing date, any stockholder earnout shares remaining will be canceled. As of December 31, 2022, none of the contingencies under this agreement have been met and, accordingly, no shares of common stock have been issued.
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
Unless otherwise indicated, all of the Company’s common stock as well as previously issued stock options and redeemable convertible preferred stock presented in the accompanying retroactively revised consolidated statements of stockholders’ equity (deficit) or in the related notes are presented on an as- or as if-converted basis, converted at the Exchange Ratio of 0.9406 and presented as shares or awards of the Company's common stock.
The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the year ended December 31, 2021:

Recapitalization
Cash - Gig's trust and cash (net of redemptions and transaction costs)	$117,796
Cash - PIPE Financing	25,000
Net Cash provided by Business Combination and PIPE Financing	142,796
Less: non-cash items charged against additional paid-in capital	(32,995)
Net contributions from Business Combination and PIPE Financing	$109,801
The number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	25,893,479
Less: redemption of Gig shares	(5,816,664)
Common stock Gig	20,076,815
Shares issued in PIPE Financing	2,500,000
Business Combination and PIPE Financing shares	22,576,815
Lightning Systems shares	50,652,890
Total shares of common stock outstanding immediately after Business Combination	73,229,705
Note 4 – Inventories
At December 31, 2022 and 2021, inventories consist of the following:

	December 31, 2022	December 31, 2021
Raw materials	$30,763	$10,802
Work in progress	3,357	2,979
Finished goods	12,946	840
Total inventories	$47,066	$14,621
During the years ended December 31, 2022 and 2021, the Company reduced the cost of certain inventory to net realizable value by $5,019 and $917, respectively, which is included in “Cost of revenues.”

Note 5 – Prepaid Expenses and Other Current Assets
At December 31, 2022 and 2021, Prepaid expenses and other current assets consist of the following:

	December 31, 2022	December 31, 2021
Vendor deposits	$4,447	$2,720
Prepaid insurance	2,367	1,975
Other prepaid expenses	2,559	2,324
Other current assets	28	48
Total prepaid expenses and other current assets	$9,401	$7,067
Note 6 – Property and Equipment
Cost and accumulated depreciation as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Machinery and equipment	$2,945	$1,755
Vehicles	3,634	1,754
Leasehold improvements	3,660	1,024
Computer equipment	688	298
Software	11	798
Furniture and fixtures	969	331
Capital projects in progress	2,317	957
Total cost	14,224	6,917
Accumulated depreciation and amortization	(2,705)	(2,026)
Total property and equipment, net	$11,519	$4,891
Depreciation and amortization expense for the years ended December 31, 2022 and 2021 totaled $1,718 and $874, respectively, of which $451 and $182, respectively, are included in “Cost of revenues”, $140 and zero, respectively, are included in “Research and development” and $1,127 and $692, respectively, are included in “Selling, general, and administrative” expenses.
Note 7 – Accrued Expenses and Other Current Liabilities
At December 31, 2022 and 2021, accrued expenses and other current liabilities consist of the following:

	December 31, 2022	December 31, 2021
Accrued professional services	597	1,645
Accrued interest	806	841
Accrued payroll and benefits	1,451	1,014
Other accrued expense	1,436	368
Warranty liability	1,268	994
Customer deposits	427	85
Deferred revenue	106	62
Current portion of finance lease obligation	179	36
Total accrued expenses and other current liabilities	$6,270	$5,045

Changes in warranty liability (included in accrued expenses and other current liabilities) were as follows:

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$994	$455
Charge for the period	1,409	1,165
Utilized during the period	(1,135)	(626)
Balance at end of period	$1,268	$994
Note 8 – Notes Payable
Notes payable as of December 31, 2022 and 2021 consist of the following:

	December 31, 2022	December 31, 2021
Convertible Note	$73,863	$87,863
Facility	3,000	3,000
Total debt principal	$76,863	$90,863
Unamortized debt discount - Convertible Note	(14,735)	(27,055)
Unamortized debt discount - Facility	(25)	(40)
Total long-term debt	$62,103	$63,768
Convertible Note
In conjunction with the Business Combination, the Company issued $100,000 of 7.5% Convertible Notes due 2024 (the "Convertible Note") and paid issuance costs of $5,000. The Convertible Note has a maturity date of May 15, 2024 and has semi-annual interest payments due May 15 and November 15 of each year starting on November 15, 2021. The Convertible Note has a conversion feature at a conversion price of $11.50 and warrants to purchase up to 8,695,641 shares of common stock for a per share price of $11.50. The Convertible Note has a mandatory conversion option that: a) is exercisable at the option of the Company on or after May 15, 2022; b) occurs when the Company’s stock price (1) is greater than 120% of the conversion price of $11.50, or $13.80 for 20 trading days in a period of 30 consecutive trading days and (2) the 30-day average daily trading volume during the applicable exercise period, i.e., consecutive 30 trading day period, is greater than or equal to $3,000; and c) the Company will make payments in accordance with the interest make-whole (defined below) amount in cash or issuance of additional shares of the Company’s common stock.
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
On November 21, 2022, the Company completed an exchange with certain holders of the Convertible Notes via privately negotiated exchange agreements, pursuant to which the holders agreed to exchange $14,000 in aggregate principal amount of the Company's outstanding Convertible Notes for 13,276,430 newly issued shares of the Company's common stock, par value $0.0001 per share, at a price of $1.05 per share. The Company recognized a gain on extinguishment of $2,921 in “Gain on extinguishment of debt” on the consolidated statement of operations associated with the difference between (1) the sum of the fair value of the common stock issued of $8,138 and (2) the sum of the carrying amount of the converted debt $11,021 and the fair value of the convertible note derivative liability of $38.
The following table provides a reconciliation of the beginning and ending balances for the convertible note derivative liability measured at fair value using significant unobservable inputs (Level 3):

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$17,418	$—
Initial recognition May 6, 2021	—	17,063
(Gain) loss	(17,302)	5,341
Change resulting from conversions	(38)	(4,986)
Balance at end of period	$78	$17,418
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
Interest expense for the year ended December 31, 2022 and 2021 was $15,800 and $9,911, of which $6,459 and $4,544, respectively, related to contractual interest expense and $9,341 and $5,367, respectively, related to amortization of the discount.

Facility
The Facility provides for both term and working capital loans for borrowings up to $9,900 as of December 31, 2022. However, the Company’s Convertible Note requirements limit the Company’s permitted indebtedness to $5,000. Interest is payable quarterly on borrowings at a fixed annual rate of 15%. Borrowings under the Facility are secured by substantially all the Company’s assets, are subject to borrowing base limitations, and require the Company to meet certain covenants. The Facility borrowings, with a maturity date of October 21, 2024, were $3,000 as of both December 31, 2022 and 2021. Interest expense related to the Facility was $465 and $1,265 for the years ended December 31, 2022 and 2021, respectively.
In connection with entering into this Facility, the Company issued warrants in 2020 and 2019, exercisable into 60,241 and 301,205, respectively, shares of Series C preferred stock at the conversion price of $1.66 per share. At the time of issuance, the Company estimated the fair value of the warrants at $6 and $66, respectively, and recorded a debt discount, which is being recognized over the life of the Facility borrowings, and a warrant liability, which was adjusted to fair value each reporting period, with the changes in fair value reported as a component of “other income, net.” As a result of the Business Combination, the warrants were converted to shares of common stock based on the Exchange Ratio.
Related and third party 2020 short term convertible notes payable
In August and September 2020, Lightning Systems borrowed $9,679 under convertible note purchase agreements from third parties ($6,454) and related parties ($3,225). The related parties included officers, a director, and individuals whose companies are represented on the Board of Lightning Systems. These convertible notes bore interest at 8%. Interest was payable monthly, with principal and unpaid interest due June 30, 2021. The notes were convertible into 5,830,723 Series C redeemable convertible preferred shares at the conversion price of $1.66 per share. These notes were subordinate to the Facility and third-party unsecured facility agreement.
The 2020 short-term notes were convertible into shares of Series C redeemable convertible preferred stock upon the 1) a change in control (“CIC”) having a value in excess of $200,000; 2) a debt or equity financing with aggregated gross proceeds in excess of $10,000; or 3) at maturity. Should the notes be converted at maturity, the debt holders would receive a beneficial conversion feature allowing the conversion at 75% of the lowest issue price. The Company recorded the beneficial conversion feature at its intrinsic value of $3,071. This was recorded as a debt discount and an addition to “Additional paid-in capital.” During the years ended December 31, 2022 and 2021, amortization of the debt discount of zero and $1,296, respectively, was recorded to “Interest expense”.
As a result of the Business Combination, these convertible notes were converted to Series C redeemable convertible preferred stock which converted into common stock based on the Exchange Ratio with the balance of $9,679 recorded to “Additional paid-in capital”. In addition, the accrued interest through the date of the closing of the Business Combination was forgiven.
Third party unsecured facility agreement
In March 2015, Lightning Systems borrowed $1,500 due under an unsecured facility agreement. As a result of the Business Combination, the amount outstanding was paid in full.
Related party 2020 convertible notes payable
In February 2020, Lightning Systems borrowed $3,000 under two convertible note payable agreements from companies represented on the Board of Lightning Systems. The convertible notes bore interest at 8% and were subject to certain covenants. In May 2020, the notes were subject to a mandatory redemption in connection with a qualified equity offering of $3,000, resulting in a conversion into 2,118,819 Series C preferred stock at a weighted average conversion price of $1.42 per share. The mandatory redemption was treated as a debt extinguishment for accounting purposes. To record the extinguishment, the fair value of consideration received and debt relieved was compared to the fair value of consideration paid and equity instruments issued. The fair value of consideration received was greater than the consideration paid. The excess fair value of $1,844 was recorded as a contribution to “Additional paid-in capital”.
In connection with the redemption, the Company issued short and long-term warrants, exercisable into 3,614,457 and 831,326, respectively, shares of Series C preferred stock at the conversion price of $1.66 per share. The Company estimated the fair value of the warrants at issuance at $336. The change in fair value is reported within “(Gain) loss from change in fair value of warrant liabilities.” As a result of the Business Combination, the warrants were converted to common stock based on the Exchange Ratio.
Third-party secured promissory note
In February 2021, Lightning Systems borrowed $3,000 by entering into a promissory note with a third-party lender. The note was secured by substantially all of Lightning Systems’ assets and bore an annual interest rate of 20%, of which 10% was to be paid in cash and 10% was to be paid-in-kind by adding such interest to the principal balance. Interest was to be paid quarterly beginning on April 30, 2021 until the earliest of the following events were to occur: the maturity date of February 19, 2022; or 14 days after the closing of the Business Combination. The promissory note was paid upon the closing of the Business Combination.
Debt maturities
The total balance of all debt matures as follows:

Period ending December 31,	Amount
2023	$—
2024	76,863
2025	—
2026	—
2027	—
$76,863
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
The Company leases its manufacturing center, distribution center, and office space (collectively “Operating Facility”) and certain information technology ("IT") equipment under non-cancelable operating leases. The Company also leases equipment utilized in the manufacturing process under non-cancelable financing leases. These financing leases include either a bargain purchase option or the equipment reverts ownership to the Company at the end of the lease term.
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

Right-of-use assets and lease liabilities as of December 31, 2022 and 2021 consist of the following:

	December 31, 2022		December 31, 2021
	Operating	Finance	Operating	Finance
Assets
Right-of-use assets, net (1)	$7,735	$893	$8,742	$208
Liabilities
Lease obligation - current portion (2)	$1,649	$179	$1,166	$36
Lease obligation - long-term portion (3)	7,735	619	9,260	159
Total lease obligations	$9,384	$798	$10,426	$195

Weighted average remaining lease terms (in years)	4.2	4.8	5.2	5.0
Weighted average discount rate	15%	4%	15%	4%
(1)Finance right-of-use assets, net are included in “Other assets” on the consolidated balance sheets.
(2)Finance lease obligation – current portion is included in "Accrued expenses and other current liabilities" on the consolidated balance sheets.
(3)Finance lease obligation – long-term portion is included in “Other long-term liabilities” on the consolidated balance sheets.

The Company's operating lease cost is presented below. The Company does not have any short-term leases or variable lease payments. The financing lease cost for the years ended December 31, 2022 and 2021 was immaterial.

	Year Ended December 31,
	2022	2021
Operating Lease Cost
Cost of revenues	$1,281	$459
Research and development	308	181
Selling, general and administrative	1,039	1,922
Total operating lease cost	$2,628	$2,562
The maturities of the Company’s lease liabilities as of December 31, 2022 are as follows:

	December 31, 2022
	Operating	Finance
2023	$2,912	$205
2024	2,997	205
2025	3,043	160
2026	3,105	128
2027	517	82
Thereafter	—	84
Total future minimum lease payments	12,574	864
Less: imputed interest	(3,190)	(66)
Total maturities	$9,384	$798
Note 10 – Capital Structure
For the purpose of this Note 10, the "Equity Line of Credit" and “Warrants” relate to the current capital structure of the Company while the “Redeemable Convertible Preferred Stock – Lightning Systems”, “Warrant Liabilities – Lightning Systems” and “Warrants issued to vendors - Lightning Systems” relate to the redeemable convertible preferred stock and warrants issued by Lightning Systems prior to the Business Combination, and that were converted to shares of common stock of the Company as of the date of the Business Combination.

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

During the year ended December 31, 2022 and concurrently with the signing of the ELOC Agreement, the Company issued 299,491 shares of its common stock to Lincoln Park as a commitment fee. The fair value of the shares issued for the commitment fee of $851 was recorded in "Selling, general, and administrative" expense on the Company's consolidated statement of operations.

As of December 31, 2022, the Company had not sold any shares of common stock to Lincoln Park under the ELOC Agreement.
Warrants
As of December 31, 2022, there are 24,365,719 warrants outstanding, of which 14,999,970 are public warrants, 8,695,641 are Convertible Note warrants and 670,108 are private placement warrants. Each whole warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment as discussed below. Only whole warrants are exercisable. The warrants will expire at 5:00 p.m., New York City time, on May 26, 2026, the fifth anniversary of the completion of the Company’s Business Combination, or earlier upon redemption or liquidation.
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
The fair value of the private placement warrants on May 6, 2021 in the amount of $1,253 was recorded as a “Warrant liability” and a reduction to “Additional paid-in capital” on the consolidated balance sheets. The change in fair value was recognized in “Gain (loss) from change in fair value of warrant liabilities” on the consolidated statements of operations. The fair value of the Convertible Note warrants on May 6, 2021 in the amount of $14,522 was recorded as a debt discount and an addition to “Additional paid-in capital” on the consolidated balance sheets.
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
As a result of the Business Combination, the preferred series A, B and C shares were converted to shares of the Company's common stock based on the Exchange Ratio. As a result, the balances of $18,036, $4,101 and $35,203, respectively, were charged to "Addition paid-in capital".
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
Series C warrants were exercisable by the holder at any time at the stated exercise price, which price is subject to adjustment to provide anti-dilution protection to the holder. Upon the closing of an initial public offering, or a merger, sale or other transaction involving substantially all of the assets of Lightning Systems (a “Deemed Liquidation”) the holder may require Lightning Systems to purchase any unexercised warrants at net value equal to the difference between the exercise price of the warrant and the proceeds the holder would have otherwise received as a result of the Deemed Liquidation or initial public offering. Lightning Systems had no obligation to file for registration of the shares issuable upon exercise of the warrants under the Securities Act.

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
Warrants issued to vendors – Lightning Systems
In February 2021, the Board of Directors of Lightning Systems authorized the grant of 125,000 warrants to purchase common stock of Lightning Systems to three vendors who provided various sales and marketing related services prior to March 31, 2021. The warrants were immediately exercisable at an exercise price of $6.18 per share and had a contractual life of five years but required conversion upon the completion of the Business Combination. The fair value of the warrants was deemed to be $3.46 on the date of grant using the Black-Scholes option pricing model with the following inputs: value of common share $6.18; exercise price of $6.18 per share; 5 year term; risk-free interest rate of 0.62%; and volatility of 68%. As the warrants were issued for services already provided, the value of the warrants of $433 was expensed to “Selling, general and administrative” expense, and offset to “Additional paid-in capital” as the warrants were deemed to be equity instruments under ASC 480, Distinguishing Liabilities from Equity. As a result of the Business Combination, the outstanding warrants issued to these vendors were converted to shares of the Company's common stock based on the Exchange Ratio.

The following table presents information for the Common and Series C preferred warrants, that have been converted to common stock as a result of the Business Combination, and outstanding Gig private warrants that were assumed in the Business Combination:

	Number of Warrants	Warrant Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants to purchase common stock
Outstanding at December 31, 2020	610,202	$2,270	$0.27	3.6
Exercise of common warrants	(69,232)	(489)	$0.27	—
Change in fair value	—	3,102	—	—
Issued in connection with the Business Combination as common stock - charged to APIC	(540,970)	(4,883)	—	—
Outstanding — December 31, 2021	—	$—	$—	—
Warrants to purchase Series C preferred stock
Outstanding at December 31, 2020	5,938,193	$18,885	$1.76	2.6
Exercise of warrants to purchase redeemable convertible preferred stock	(1,756,526)	(10,968)	$1.76	—
Change in fair value	—	24,779	—	—
Issued in connection with the Business Combination as common stock - charged to APIC	(4,181,667)	(32,696)	—	—
Outstanding — December 31, 2021	—	$—	—	—
Private warrants assumed through Business Combination
Outstanding at December 31, 2020	—	—	—	—
Warrants assumed	670,108	1,253	$11.50	5.0
Change in fair value	—	932	—	—
Outstanding — December 31, 2021	670,108	$2,185	$11.50	4.3
Change in fair value	—	(2,125)	—	—
Outstanding — December 31, 2022	670,108	$60	$11.50	3.4

Note 11 – Equity Incentive Plans
2021 Equity Incentive Plan
In connection with the Business Combination, the stockholders approved the 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan provides the Company the ability to grant incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance units, performance shares, cash-based awards and other stock-based awards. The purpose of the 2021 Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons for performing services and by motivating such persons to contribute to the growth and profitability of the Company and its subsidiaries. As of December 31, 2022, there were 17,794,239 shares reserved and 12,522,150 shares available for grant under the 2021 Plan.
Prior Lightning Systems' 2019 Equity Incentive Plan
The legacy Lightning Systems 2019 Equity Incentive Plan (“2019 Plan”) provided for the grant of incentive stock options, non-qualified stock options, and other awards. As a result of the Business Combination, the 2019 Plan was superseded by the 2021 Plan; therefore, no further awards will be granted under the 2019 Plan. In connection with the Business Combination, awards outstanding were converted into options exercisable for common stock of the Company based on the Exchange Ratio. As of December 31, 2022, there were 1,793,924 stock options previously granted and unexercised under the 2019 Plan, which remain subject to the terms and conditions of the 2019 Plan.

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

	Years ended December 31,
	2022	2021
Stock options expense
Cost of revenues	$17	$27
Research and development	30	42
Selling, general and administrative	737	731
Total stock options expense	$784	$800
Restricted stock units expense
Cost of revenues	$312	$45
Research and development	183	13
Selling, general and administrative	3,872	1,680
Total restricted stock units expense	$4,367	$1,738
Total stock-based compensation	$5,151	$2,538
The estimated unrecognized expense for stock options and RSUs not vested as of December 31, 2022, which will be recognized over the remaining vesting period, is as follows:

Stock options unrecognized expense (in thousands)	$2,120
Stock options weighted-average remaining vesting period (in years)	2.2
Restricted stock units unrecognized expense (in thousands)	$11,258
Restricted stock units weighted-average remaining vesting period (in years)	2.5
Stock Option Awards
Stock option awards are issued to employees with an exercise price equal to the estimated fair market value per share at the date of grant and a term of 10 years. Stock option awards generally vest over 4 years. It is the Company’s policy to issue new shares upon option exercise. Changes in the Company’s stock options for the year ended December 31, 2022 are presented in the table below.

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2022	3,209,517	$1.66
Granted	520,834	$3.92
Exercised	(770,635)	$0.19
Forfeited	(146,137)	$4.31
Expired	(51,761)	$5.98
Outstanding at December 31, 2022	2,761,818	$2.28	$306	7.9
Vested and exercisable at December 31, 2022	1,283,032	$1.03	$216	7.4

Changes in the status of the Company’s non-vested share awards for the year ended December 31, 2022 are presented in the table below.

	Non-vested Shares Under Option	Weighted Average Grant Date Fair Value per Share
Non-vested at January 1, 2022	2,137,050	$1.21
Granted	520,834	$2.33
Vested	(1,032,961)	$0.80
Forfeited	(146,137)	$2.40
Non-vested at December 31, 2022	1,478,786	$1.75
The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $1,550 and $9,008, respectively. During the years ended December 31, 2022 and 2021, stock options issued were valued using a Black-Scholes option pricing model using the following assumptions:

	Years ended December 31,
	2022	2021
Expected volatility	61.0% to 61.0%	42.3% to 68.0%
Dividend yield	0%	0%
Risk-free interest rate	2.95% to 2.95%	0.20% to 1.04%
Expected term (in years)	6.25	6
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
Restricted Stock Unit Awards
The Company grants RSU awards to employees that generally vest over 3 years. RSU awards are valued based on the closing market price of the Company's common stock on the grant date.

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2022	935,148	$7.59
Granted	3,746,456	$3.13
Released	(465,648)	$6.87
Forfeited	(451,488)	$4.88
Outstanding at December 31, 2022	3,764,468	$3.57
Other Employee Benefits - 401(k) Savings Plan
The Company has an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees over the age of 21. Under the 401(k) Plan, employees may make voluntary contributions based on a percentage of their pretax income, subject to statutory limitations. The Company matches 100% for the first 3% of each employee’s contribution and 50% for the next 2% of each employee’s contribution. The Company’s cash contributions are fully vested upon the date of match. The Company made matching cash contributions of $808 and $353 for the years ended December 31, 2022 and 2021, respectively.

Note 12 – Income Taxes
The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred operating losses since inception. The Company’s effective income tax rate was 0% for the years ended December 31, 2022 and 2021 and the realization of any deferred tax assets is not more likely than not.
The components of the federal and state income tax provision included in the consolidated statements of operations are all attributable to continuing operations and are summarized as follows:

	2022	2021
Current tax provision
Federal	$—	$—
State	—	—
Total current	—	—
Deferred tax provision
Federal tax recovery	—	—
State	—	—
Total deferred	—	—
Provision for income taxes	$—	$—
The provision for (benefit from) income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 21% to income before income taxes as a result of the following:

	2022	Percentages
Tax benefit computed at federal statutory rate	$3,186	21.00%
State income tax benefit, net of federal benefit	(2,095)	(13.81)%
Permanent items
Change in fair value of warrant liabilities	(19,866)	(130.95)%
Incentive stock options	367	2.42%
Transaction costs	83	0.55%
162m limitation	6	0.04%
Debt extinguishment	700	4.61%
Other adjustments	(1,151)	(7.58)%
Valuation allowance	18,770	123.72%
Total provision for income taxes	$—	—%

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	2022	2021
Deferred tax assets:
Net operating loss	$30,907	$15,366
Derivative liability	1,713	3,421
Operating lease liabilities	2,345	2,831
Stock options	856	472
Other	4,268	1,418
Total deferred tax assets	40,089	23,508
Deferred tax liabilities:
Derivative debt discount	(1,714)	(3,421)
Right of use assets	(1,933)	(2,373)
Fixed assets	(29)	(119)
Beneficial conversion feature	(49)	—
Total deferred tax liabilities	(3,725)	(5,913)
Net deferred tax assets	36,364	17,595
Valuation allowance, net	(36,364)	(17,595)
Net deferred tax asset (liability)	$—	$—
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
The Company’s federal net operating loss and tax credit carryforward as of December 31, 2022 was $122,437 and has no expiration date. The Company also files in various state jurisdictions and has net operating loss and tax credit carryforwards of $89,942 as of December 31, 2022 that will begin to expire in 2040 if not utilized.
The Company has no uncertain tax positions.
Note 13 – Earnings (Loss) per Common Share
Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per share of common stock is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding, plus the issuance of potentially dilutive shares of common stock that could result from the exercise of outstanding stock options and warrants, vesting of restricted stock and conversion of convertible notes. No potentially dilutive common shares are included in the computation of any diluted per share amount when a loss is reported, which was the case for the year ended December 31, 2021. The Company applied the treasury stock method to account for the dilutive impact of its stock options, warrants and RSUs and the if converted method for its Convertible Note.

The following table reconciles the earnings (loss) and number of shares of common stock used to calculate basic and diluted earnings per share of common stock attributable to the Company’s stockholders:

	Year Ended December 31,
	2022	2021
Basic earnings per common share:
Net income (loss) - basic	$15,170	$(100,769)
Weighted shares outstanding - basic	77,132,774	60,260,156
Basic earnings (loss) per common share	$0.20	$(1.67)

Diluted earnings per common share:
Net income (loss) - basic	$15,170	$(100,769)
Add: Convertible Note interest expense, net of tax	15,800
Reverse: Change in fair value of derivative liability	(17,302)
Net income (loss) - diluted	$13,668	$(100,769)
Weighted shares outstanding - basic	77,132,774	60,260,156
Add: Dilutive effects of stock options and restricted stock units	2,050,207
Add: Dilutive effects of if-converted Convertible Note	6,422,855
Weighted shares outstanding - diluted	85,605,836	60,260,156
Diluted earnings (loss) per common share	$0.16	$(1.67)
Potential weighted average shares that were excluded from the computation of diluted net income per share because their effect was anti-dilutive for the year ended December 31, 2022 consisted of the following. The Company also excluded the earnout shares as they are not currently issued and outstanding and will not be issued until satisfaction of the applicable stock price levels as described in Note 3.

As of December 31,
2022
Warrants	24,365,719
Stock Options	1,066,405
Restricted stock units	2,728,782
All potentially dilutive common shares in the following table were excluded from the computation of diluted loss per share for the year ended December 31, 2021 because including them would have had an anti-dilutive effect due to losses reported during those periods.

As of December 31,
2021
Convertible notes payable	7,640,246
Outstanding warrants	24,365,719
Stock options	3,209,517
Restricted stock units	935,148
Total potential anti-dilutive stock	36,150,630
Note 14 – Commitments and Contingencies
Purchase Requirements
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

The Company amended certain firm purchase commitments during the year ended December 31, 2022, which significantly reduced its commitments. Negotiations with other suppliers are still ongoing to blend and extend or terminate other future commitments due to supply chain constraints and cost increases for both parties. The Company recognized $0.6 million in losses associated with firm purchase commitments during the year ended December 31, 2022. If negotiations to amend certain purchase commitments are not successful, the Company may incur additional losses in future periods.

The Company also has other commitments, including marketing and software subscription agreements and equipment leases. The equipment leases included here only relate to leases for which the equipment had not yet been delivered to the Company as of December 31, 2022. Since the Company did not receive the equipment, the related right-of-use asset and lease liability were not recognized as of December 31, 2022. However, the Company was still committed to the financing arrangement. All other financial commitments under leasing arrangements are described in Note 9.

The amounts in the table below represent the Company’s future minimum commitments:

	As of December 31, 2022
	Purchase Commitments	Other	Total
2023	$59,852	$826	$60,678
2024	7,266	483	7,749
2025	—	203	203
2026	—	163	163
2027	—	12	12
Thereafter	—	—	—
Total	$67,118	$1,687	$68,805
Legal Proceedings
The Company is involved in various legal proceedings in the ordinary course of business. The Company records an accrual for legal contingencies when it determines that it is probable that it has incurred a liability and it can reasonably estimate the amount of the loss.
On August 4, 2021, a purported stockholder of the Company filed a putative class action complaint in the Delaware Chancery Court, captioned Delman v. GigCapitalAcquisitions3, LLC, et al. (Case No. 2021-0679) on behalf of a purported class of stockholders. The lawsuit names GigCapitalAcquisitions3, LLC and the Company’s former directors Dr. Katz, Dr. Dinu, and Messrs. Betti-Berutto, Mikulsky, Miotto and Wang, as defendants. The lawsuit alleges that the defendants breached their fiduciary duty stemming from Gig’s merger with Lightning Systems and unjust enrichment of certain of the defendants. The lawsuit seeks, among other relief, unspecified damages, redemption rights, and attorneys’ fees. Neither the Company nor any of its current officers or directors are parties to the lawsuit. The Company’s former directors are subject to certain indemnification obligations of the Company. On January 4, 2023, the Delaware Chancery Court denied the defendant's motion to dismiss.
In addition, on October 15, 2021, the Company and certain of its officers were named as defendants in a putative securities class action. The action is pending in the U.S. District Court for the District of Colorado, and is captioned Shafer v. Lightning eMotors, Inc., et al., Case No. 1:21-cv02774. The lawsuit alleges violations of Sections 10(b), Section 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder for purported false or misleading statements regarding the Company’s business operations and financial condition. A related lawsuit captioned Cohen v. Lightning eMotors, Inc., et al., Case No. 1:21-cv-03215, was filed in the United States District Court for the District of Colorado on December 1, 2021. On December 17, 2021, the Cohen lawsuit was consolidated with the Shafer lawsuit. On April 22, 2022, the court appointed a lead plaintiff in the consolidated lawsuit. The lead plaintiff’s filed a consolidated complaint on May 20, 2022. On July 13, 2022, the Company and the other defendants filed a motion to dismiss the class action. On February 21, 2023, the court denied the motion to dismiss. The plaintiffs seek damages in an unspecified amount, attorneys’ fees, and other remedies. The Company believes the allegations are without merit and intends to defend vigorously against such allegations.
On February 6, 2023, a purported stockholder of the Company filed a derivative complaint in the Delaware Chancery Court, captioned Uvaydov v. Robert Fenwick-Smith, Tim Reeser, et al. (Case No. 2023-0137-LWW). The lawsuit names certain current and former officers and directors of the Company as defendants. The lawsuit alleges that the defendants breached their fiduciary duty stemming from GigCapital3’s merger with Lightning Systems. The lawsuit seeks, among other relief, unspecified damages, redemption rights, and attorneys’ fees. The Company believes the allegations are without merit and intends to defend vigorously against them.
On February 24, 2023, a purported stockholder of the Company filed a derivative complaint in the U.S. District Court for the District of Colorado, captioned Lanham v. Robert Fenwick-Smith, et al. (Case No. 1:23-cv00507). The lawsuit names certain current and former officers and directors of the Company as defendants. The lawsuit alleges, among others, that the defendants breached their fiduciary duty stemming from GigCapital3’s merger with Lightning Systems. The lawsuit seeks, among other relief, unspecified damages, and attorneys’ fees. The Company believes the allegations are without merit and intends to defend vigorously against them.
Recall Campaign
On December 16, 2022, the Company initiated a voluntary recall for certain 2021-2022 model year Lightning eMotors FE4-129 vehicles due to multiple software and hardware discrepancies internal to the Romeo Power battery packs installed in the FE4-129 series vehicles. The affected vehicles may fail to operate in cold temperatures, fail to start, or may lose traction power while driving, increasing the risk of an accident. The potential remedies for the recall remains under development. Romeo Power has been formally notified of the recall and the Company will seek to recover the costs and expenses associated with the recall from Romeo Power. Because the remedy is still being developed, and due to the uncertainty of Romeo Power's performance of its warranty obligation to the Company, the Company is unable to reasonably estimate a range of the potential losses associated with the recall.
Note 15 – Subsequent Events
On February 10, 2023, the Company issued 4,208,860 shares of common stock, par value $0.0001 per share, at a price of $0.79 per share to certain holders of the Company’s unsecured 7.5% convertible senior notes due in 2024 in exchange for the cancellation of $3.5 million in aggregate principal amount of the outstanding convertible notes. The Company relied on the Section 4(a)(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution.

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
We have provided BPM with a copy of the foregoing disclosures and have requested that BPM furnish us with a letter addressed to the SEC stating whether it agrees with the statements made by us set forth above. A copy of BPM’s letter, dated May 12, 2021, was attached to the Current Report on Form 8-K filed with the SEC on May 12, 2021 as Exhibit 16.1.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer (“CEO”) (our Principal Executive Officer) and Chief Financial Officer (“CFO”) (our Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2022. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Due to inherent limitations in any control system, management, including the CEO and CFO, acknowledges that disclosure controls and procedures may not prevent or detect all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets;
(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and
(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed or operated, has inherent limitations. This includes the possibility that controls can be circumvented or overridden by management and misstatements due to error or fraud may occur and not be detected in a timely manner. Additionally, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2022, management assessed the effectiveness of internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2022.

This annual report does not include an attestation report of the Company’s registered public accounting firm, Grant Thornton LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosures Regarding Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Management and Board of Directors
The following persons are our executive officers and directors as of March 13, 2023.

Name	Age	Position	Principal Occupation
Timothy Reeser	52	Chief Executive Officer, President and Director
David Agatston	58	Chief Financial Officer
Kash Sethi	38	Chief Revenue Officer
Robert Fenwick-Smith	60	Chairman of the Board of Directors	Senior Managing Director, Aravaipa Ventures
Bruce Coventry	70	Director	President of Coventry Consulting Group
Kenneth Jack	48	Director	Vice President Fleet Operations, Verizon Communications, Inc.
Thaddeus Senko	67	Director	Retired
Diana Tremblay	63	Lead Independent Director	Chief Executive Officer of River Hawk Consulting LLC
Wanda Jackson-Davis	54	Director	Vice President, Sourcing and Procurement, McKesson Corporation
The further information required by this Item is incorporated by reference to the definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022, or the 2023 Proxy Statement.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the 2023 Proxy Statement.
Item 13. Certain Relationships, Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the 2023 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the 2023 Proxy Statement.
Part IV
Item 15. Exhibits and Financial Statement Schedules
1.Financial Statements (see Part II, Item 8 of this Annual Report on Form 10-K)
2.All financial statement schedules have been omitted since the required information was not applicable or was not present in the amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or the accompanying Notes
3.The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K

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
4.3
Description of the Company’s Securities (incorporated by reference to Exhibit 4.3 filed on the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed by the Company on March 30, 2022)

10.1
Registration Rights and Lock-Up Agreement, dated May 6, 2021, by and among Lightning eMotors, Inc. and certain stockholders (incorporated by reference to Exhibit 10.1 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

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
10.10
Office Lease dated November 22, 2019, by and between Lightning Systems, Inc. and Rocky Mountain Center for Innovation & Technology, LLC (incorporated by reference to Exhibit 10.12 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

10.11
Office Lease dated November 10, 2020, by and between Lightning Systems, Inc. and RMCIT LLC (incorporated by reference to Exhibit 10.13 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

10.12#	Lightning Systems, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 filed on the Company’s Current Report on Form 8-K/A, filed by the Company on May 17, 2021)
10.13#
Lightning Systems, Inc. Form of Notice of Stock Option Grant and Stock Option Agreement (incorporated by reference to Exhibit 10.17 filed on the Company’s Current Report on Form 8-K/A, filed by the Company on May 17, 2021)

Exhibit	Description
10.14
Unit Purchase Agreement, dated May 13, 2020, by and between the Company and Sponsor (incorporated by reference to Exhibit 10.3 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 18, 2020)

10.15
Unit Purchase Agreement, dated May 13, 2020, by and among the Company and the IPO Underwriters (incorporated by reference to Exhibit 10.4 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 18, 2020)

10.16
Registration Rights Agreement, dated May 13, 2020, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.5 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 18, 2020)

10.17#
Employment Agreement, dated November 10, 2021, by and between the Company and Timothy Reeser (incorporated by reference to Exhibit 10.1 filed on the Company’s Quarterly Report on Form 10-Q, filed by the Company on November 15, 2021)

10.18
Purchase Agreement, dated August 30, 2022, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 filed on the Company's Current report on Form 8-K, filed by the Company on August 30, 2022)

10.19
Registration Rights Agreement, dated August 30, 2022, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 filed on the Company's Current report on Form 8-K, filed by the Company on August 30, 2022)

10.20#	Offer letter to David Agatston, dated September 8, 2022 (incorporated by reference to Exhibit 10.4 filed on the Company's Quarterly Report on Form 10-Q, filed by the Company on November 7, 2022)
10.21#
Employment Agreement, dated October 3, 2022, by and between the Company and David Agatston (incorporated by reference to Exhibit 10.3 filed on the Company's Quarterly Report on Form 10-Q, filed by the Company on November 7, 2022)

10.22#†	Employment Agreement, dated October 3, 2022, by and between the Company and Kash Sethi.
10.23#†	2023 Short-Term Incentive Plan
16.1	Letter from BPM LLP dated May 12, 2021 (incorporated by reference to Exhibit 16.1 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)
21	Subsidiaries of Lightning eMotors, Inc. (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 (File No. 333-257237) filed with the SEC on June 21, 2021)
23.1†	Consent of Grant Thornton LLP, independent auditor
24.1†	Power of Attorney (included in the signature page to this Annual Report on Form 10-K)
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
*    Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K and the Company agrees to furnish supplementally a copy of such omitted materials to the SEC upon request.
#    Indicates a management contract or compensatory plan, contract or arrangement.
†    Filed herewith.
**    Furnished herewith.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2023.

LIGHTNING eMOTORS, INC.

By:	/s/ Timothy Reeser
Timothy Reeser
President, Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2023 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Timothy Reeser	President, Chief Executive Officer and Director
Timothy Reeser	(Principal Executive Officer)

/s/ David Agatston	Executive Vice President, Chief Financial Officer
David Agatston	(Principal Financial and Accounting Officer)

/s/ Robert Fenwick-Smith	Chairman of the Board
Robert Fenwick-Smith

/s/ Bruce Coventry	Director
Bruce Coventry

/s/ Kenneth Jack	Director
Kenneth Jack

/s/ Thaddeus Senko	Director
Thaddeus Senko

/s/ Diana Tremblay	Lead Independent Director
Diana Tremblay

/s/ Wanda Jackson-Davis	Director
Wanda Jackson-Davis