Form 10-Q
period 2023-03-31
Lightning eMotors, Inc.
filed 2023-05-17
CIK 1802749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(800) 223-0740
(Registrant’s telephone number)
__________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Exchange on which registered
Common Stock, par value $0.0001 per share	ZEV	New York Stock Exchange
Redeemable Warrants, each full warrant exercisable for one share of Common stock at an exercise price of $230.00 per share	ZEV.WS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 16, 2023, there were 5,652,174 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Lightning eMotors, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$35,447	$56,011
Accounts receivable, net of allowance of $2,989 and $2,028 as of March 31, 2023 and December 31, 2022, respectively	10,901	9,899
Inventories	46,988	47,066
Prepaid expenses and other current assets	7,826	9,401
Total current assets	101,162	122,377
Property and equipment, net	12,475	11,519
Operating lease right-of-use asset, net	7,411	7,735
Other assets	1,770	1,928
Total assets	$122,818	$143,559
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,228	$7,961
Accrued expenses and other current liabilities	11,912	6,270
Warrant liability	54	60
Current portion of operating lease obligation	1,734	1,649
Total current liabilities	18,928	15,940
Long-term debt, net of debt discount	52,755	62,103
Operating lease obligation, net of current portion	7,262	7,735
Derivative liability	26	78
Earnout liability	1,859	2,265
Other long-term liabilities	851	880
Total liabilities	81,681	89,001
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, par value $0.0001, 1,000,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001, 250,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 5,652,448 and 4,492,157 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	230,965	220,951
Accumulated deficit	(189,829)	(166,394)
Total stockholders’ equity	41,137	54,558
Total liabilities and stockholders’ equity	$122,818	$143,559

See accompanying notes to Consolidated Financial Statements.

Lightning eMotors, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue, net of customer refunds	$1,311	$5,412
Cost of revenues	8,152	7,722
Gross loss	(6,841)	(2,310)
Operating expenses
Research and development	2,087	1,942
Selling, general and administrative	14,848	11,599
Total operating expenses	16,935	13,541
Loss from operations	(23,776)	(15,851)
Other (income) expense, net
Interest expense, net	3,129	3,861
(Gain) loss from change in fair value of warrant liabilities	(6)	(188)
(Gain) loss from change in fair value of derivative liability	(39)	(2,555)
(Gain) loss from change in earnout liability	(406)	(6,172)
Gain on extinguishment of debt	(2,965)	—
Other expense (income), net	(54)	(41)
Total other (income) expense, net	(341)	(5,095)
Net income (loss)	$(23,435)	$(10,756)
Net income (loss) per share, basic	$(4.89)	$(2.86)
Net income (loss) per share, diluted	$(4.89)	$(2.86)
Weighted-average shares outstanding, basic	4,794,178	3,756,402
Weighted-average shares outstanding, diluted	4,794,178	3,756,402

See accompanying notes to Consolidated Financial Statements.

Lightning eMotors, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value
Balance as of December 31, 2022	4,492,157	$1	$220,951	$(166,394)	$54,558
Exercise of stock options	6,744	—	7	—	7
Vesting of restricted stock units, net of taxes	5,604	—	(2)	—	(2)
Stock-based compensation expense	—	—	1,442	—	1,442
Conversion of convertible notes payable	1,147,943	—	8,567	—	8,567
Net loss	—	—	—	(23,435)	(23,435)
Balance as of March 31, 2023	5,652,448	$1	$230,965	$(189,829)	$41,137

Balance as of December 31, 2021	3,753,132	$—	$206,776	$(181,564)	$25,212
Exercise of stock options	1,222	—	6	—	6
Vesting of restricted stock units, net of taxes	3,321	—	—	—	—
Stock-based compensation expense	—	—	972	—	972
Net loss	—	—	—	(10,756)	(10,756)
Balance as of March 31, 2022	3,757,675	$—	$207,754	$(192,320)	$15,434

See accompanying notes to Consolidated Financial Statements.

Lightning eMotors, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(23,435)	$(10,756)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	532	361
Provision for doubtful accounts	961	48
Provision for inventory obsolescence and write-downs	3,256	95
Gain on extinguishment of debt	(2,965)	—
Change in fair value of warrant liability	(6)	(188)
Change in fair value of earnout liability	(406)	(6,172)
Change in fair value of derivative liability	(39)	(2,555)
Stock-based compensation	1,442	972
Amortization of debt discount	2,171	2,119
Non-cash impact of operating lease right-of-use asset	324	267
Changes in operating assets and liabilities:
Accounts receivable	(1,963)	213
Inventories	(3,178)	(2,785)
Prepaid expenses and other assets	1,695	80
Accounts payable	(2,736)	(898)
Accrued expenses and other liabilities	5,496	3,057
Net cash used in operating activities	(18,851)	(16,142)
Cash flows from investing activities
Purchase of property and equipment	(1,673)	(2,024)
Net cash used in investing activities	(1,673)	(2,024)
Cash flows from financing activities
Payments on finance lease obligations	(45)	(15)
Proceeds from exercise of stock options	7	6
Tax withholding payment related to net settlement of equity awards	(2)	—
Net cash (used in) provided by financing activities	(40)	(9)
Net (decrease) increase in cash	(20,564)	(18,175)
Cash - Beginning of period	56,011	168,538
Cash - End of period	$35,447	$150,363

Supplemental cash flow information - Cash paid for interest	$381	$113
Significant noncash transactions
Conversion of convertible notes for common stock	$8,567	$—
Property and equipment included in accounts payable and accruals	(223)	387
Finance lease right-of-use asset in exchange for a lease liability	—	183

See accompanying notes to Consolidated Financial Statements.

Lightning eMotors, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share data)
(Unaudited)

Note 1 – Description of Business and Basis of Presentation

Lightning eMotors, Inc. (the “Company”, “Lightning”) designs and manufactures zero-emission vehicles (“ZEV”) and charging infrastructure solutions for commercial fleets, large enterprises, original equipment manufacturers, and governments. The Company’s product offerings range from electrified cargo vans, transit and shuttle buses, school buses, specialty work trucks, ambulances, mobile and stationary chargers and electric powertrains for school buses, transit buses and motorcoaches. The Company operates predominately in the United States.

On May 6, 2021, GigCapital3, Inc. (“Gig”), consummated the merger pursuant to the Business Combination Agreement, dated December 10, 2020, by and among Project Power Merger Sub, Inc., a wholly-owned subsidiary of Gig incorporated in the State of Delaware, and Lightning Systems, Inc., a Delaware corporation (“Lightning Systems”) (the “Business Combination”). On May 6. 2021, and in connection with the closing of the Business Combination, Gig changed its name to Lightning eMotors, Inc.

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Reverse Stock Split
The Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of 5:00 p.m. Eastern Time on April 27, 2023. As a result of the Reverse Stock Split, every twenty shares of common stock issued and outstanding were automatically reclassified into one share of common stock. The Reverse Stock Split did not reduce the number of authorized shares of common stock of 250,000,000, or change the par value of the common stock. All outstanding options, warrants, restricted stock units and similar securities entitling their holders to receive or purchase shares of common stock were adjusted as a result of the Reverse Stock Split, as required by the terms of each security. All share and per share amounts were retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of the Company’s common stock to additional paid-in capital. See Note 14 for additional information.

Liquidity and Capital

As of March 31, 2023, the Company had $35,447 in cash and cash equivalents. For the three months ended March 31, 2023, the net loss of the Company amounted to $23,435. Cash used in operating activities was $18,851 for the three months ended March 31, 2023. The Company had positive working capital of $82,234 as of March 31, 2023. The current and historical operating cash flows, current cash and working capital balances, and forecasted obligations of the Company were considered in connection with management’s evaluation of the Company’s ongoing liquidity.

The Company has suffered recurring losses from operations. The continuation of the Company as a going concern is dependent upon the Company attaining and maintaining profitable operations and/or raising additional capital from public offerings, debt financings or other capital markets transactions, collaborations or licensing arrangements. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company.

The Company has secured and intend to employ various strategies to obtain the required funding for future operations such as accessing capital through the Company's ELOC Agreement with Lincoln Park Capital, LLC. However, the ability to access the ELOC Agreement is dependent on common stock trading volumes and the market price of the Company's common stock, which cannot be assured, and as a result cannot be included as sources of liquidity for the Company's ASC 205-40 analysis. As of March 31, 2023 and through the date of this filing, the Company has not sold any shares of common stock to Lincoln Park under the ELOC Agreement.

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

Note 2 – Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates and judgments involve deferred income taxes, provision for credit losses, warranty liability, write downs and write offs of obsolete and damaged inventory and valuations of share-based compensation, warrant liability, convertible note derivative liability and earnout share liability. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

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

Concentrations of credit risk

As of March 31, 2023, two customers accounted for 31% and 18% of the Company’s total accounts receivable. As of December 31, 2022, two customers accounted for 40% and 25% of total accounts receivable. The net sales to the following customers comprised more than 10% of revenues for the periods presented.

	Three Months Ended March 31,
	2023		2022
	Net Sales	% of Revenue	Net Sales	% of Revenue
Customer A	$830	23%	$—	—%
Customer B	788	22%	—	—%
Customer C	—	—%	1,478	27%
Customer D	—	—%	1,965	36%
Customer E	—	—%	720	13%
Total of customers with sales greater than 10%	$1,618	45%	$4,163	76%
Total of customers with sales less than 10%	1,948	55%	1,249	24%
Gross Revenue	$3,566	100%	$5,412	100%
Customer refunds(1)	(2,255)		—
Total Revenue, net of customer refunds	$1,311		$5,412

(1)    Customer refunds are related to the recall for certain 2021-2022 model year FE4-129 vehicles (“ZEV4”) that were manufactured with Romeo Power Systems, Inc (“Romeo”) battery packs. See section “Revenue Recognition” below for more detail concerning the accounting treatment and the section “Warranties and Recall Campaigns” for more detail on the recall.

Concentrations of supplier risk

As of March 31, 2023, one supplier accounted for 21% of the Company’s total accounts payable. As of December 31, 2022, two suppliers accounted for 20% and 15% of the Company’s total accounts payable. For the three months ended March 31, 2023, two suppliers accounted for 18% and 14% of inventory purchases. For the three months ended March 31, 2022, one supplier accounted for 13% of inventory purchases.

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

Accounts receivable

Accounts receivable are recorded at invoiced amounts, net of discounts, and allowances. The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analyses and monitors the financial condition of its customers to reduce credit risk. The Company reduces the carrying value for estimated uncollectible accounts based on a variety of factors including the length of time receivables are past due, economic trends and conditions affecting the Company’s customer base, and historical collection experience. Specific provisions are recorded for individual receivables when the Company becomes aware of a customer’s inability to meet its financial obligations. The

Company writes off accounts receivable when they are deemed uncollectible. The following table details the change in the allowance for credit losses for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$2,028	$3,349
Credit loss expense	961	48
Deductions	—	—
Balance at end of period	$2,989	$3,397

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

Property and equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful asset lives. Leasehold improvements are stated at cost and amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred. Depreciation is included in the consolidated statements of operations in “Cost of revenues”, “Research and development” and “Selling, general and administrative.” When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss, if any, is reflected in “Other income, net.” The estimated useful lives of the Company’s major classes of property and equipment are as follows:

Major Class of Property and Equipment	Estimated Useful Lives
Machinery and equipment	7 years
Vehicles	5 years
Leasehold improvements	5 years
Computer equipment	3 years
Software	3 years
Furniture and fixtures	7 years

Impairment of long-lived assets

Long-lived assets to be held and used in the Company’s operations are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from its use and eventual disposition over its remaining economic life. The Company assesses recoverability by comparing the sum of projected undiscounted cash flows from the use and eventual disposition over the remaining economic life of a long-lived asset or asset group to its carrying value, and records a loss from impairment if the carrying value is more than its undiscounted cash flows. Assets or asset groups to be abandoned or from which no future benefit is expected are written down to zero in the period it is determined they will no longer be used and are removed entirely from service. There were no impairments of long-lived assets recognized during the three months ended March 31, 2023 and 2022.

Revenue recognition

Revenue Summary

The following table disaggregates revenue by major source:

	Three Months Ended March 31,
	2023	2022
ZEVs	$3,222	$5,179
Other	344	233
Gross Revenue	$3,566	$5,412
Customer refunds(1)	(2,255)	—
Total Revenue, net of customer refunds	$1,311	$5,412

(1) Customer refunds are related to the recall for ZEV4 vehicles that were manufactured with Romeo battery packs.

The Company manufactures and sells ZEVs, such as delivery vans and buses. The Company manufactures ZEVs by removing the internal combustion engine and certain associated components (collectively, “decontented parts”) and installing and integrating its internally-developed, zero-emission powertrain into a vehicle chassis supplied by original equipment manufacturer (“OEM”) partners or from the customer. At times, the Company also installs and integrates its zero-emission powertrains into a used vehicle chassis supplied by the customer (“repower”).

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

Other revenue primarily includes the sale of stand-alone zero-emission powertrains, charging systems, engineering consulting services, telematics and analytics subscription services and decontented parts. Revenue for zero-emission powertrains, chargers and decontented parts is generally recognized based on contract shipping terms. At times, chargers may be drop shipped directly to the customer from the manufacturer, in which revenue is recognized at the time of shipment. The Company is acting as the principal in such transactions and revenue is recognized on a gross basis. Services are recognized as revenue over time as either percentage of completion (i.e. engineering service contracts) or as the service is transferred to the customer (i.e. telematics and analytics subscription services).

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

Balance as of December 31, 2022	$794
Revenues recognized	(520)
Increase due to billings	623
Balance as of March 31, 2023	$897

Returns and Refunds

Based on our standard terms and conditions, consideration paid for goods and/or services that customers purchase from the Company are nonrefundable. Therefore, at the time revenue is recognized, the Company does not estimate expected refunds for goods or services, nor does the Company exclude any such amounts from revenue.

However, during the quarter ended March 31, 2023 and as special consideration to those customers impacted by the Romeo battery recall, the Company extended an offer to allow a return and refund for the affected ZEV4s. The Company applied a reserve for estimated refunds based on known pending refunds and reduced sales in the current quarter accordingly. The Company initially recorded, on a gross basis, a refund liability in the amount of $5,037 and inventory in the amount of $2,171. The total refund liability associated with ZEV4 recalls was $3,228 as of March 31, 2023, which is included in accrued expenses and other current liabilities on the consolidated balance sheets. In some instances, the refund paid to customers exceeded the original transaction price and value of goods to be received (“Accommodation”), representing consideration payable to the customer. The Company recorded the Accommodation as an asset and will derecognize the asset as a reduction to the future revenues that will be recognized from orders placed by that customer, which were associated with the Accommodation. During the quarter ended March 31, 2023, the Company recorded an Accommodation in the amount of $611 and this amount is included in prepaid expenses and other current assets on the consolidated balance sheets. The Company expects the Accommodation asset to be derecognized over the remainder of the year ended 2023 as orders associated with the Accommodation are completed and gross revenue is recognized.

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

As of March 31, 2023, the Company had remaining performance obligations related to a non-cancellable (other than for a breach by the Company) minimum-quantity purchase commitment. The customer is obligated to purchase a fixed number of ZEVs through December 31, 2023. The Company estimates that the future revenues associated with this contract (based on estimated orders from the customer) will be $10,500 in 2023. The timing of the revenue associated with these estimates will change if the ZEVs are commissioned and/or shipped subsequent to the year in which they were ordered, as revenue will not be recognized until control of the ZEV transfers to the customer based on the purchase order shipping terms.

As of March 31, 2023, the Company also had $206 of remaining performance obligations related to unsatisfied extended warranty performance obligations the Company expects to recognize ratably from approximately September 2027 through August 2030.

Costs to Obtain or Fulfill a Contract with a Customer

The Company has elected the practical expedient to expense contract acquisition costs, which consist of sales commissions, which are reported within “Selling, general and administrative” expenses.

Warranties and Recall Campaigns

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

Recall Campaigns

The Company records product recall reserves when a liability is probable and the related amounts are reasonably estimable.

On December 16, 2022, the Company initiated a voluntary recall for certain 2021-2022 model year Lightning eMotors ZEV4 vehicles due to multiple software and hardware discrepancies internal to the Romeo battery packs installed in the ZEV4 series vehicles. The affected vehicles may fail to operate in cold temperatures, fail to start, or may lose traction power while driving, increasing the risk of an accident. Romeo has been formally notified of the recall; however, Romeo has not reached a solution to honor their battery warranty. See Note 13 under the section “Legal Proceedings”. The Company’s current remedy is to either replace the ZEV4 manufactured with Romeo battery packs with updated ZEV4 models manufactured with Proterra battery packs or to refund full value of the purchase price to the customer. The Company will seek to recover the costs and expenses associated with the recall from Romeo.

On March 27, 2023, the Company initiated a voluntary recall for certain model year 2020 FT3-43, 2019-2022 FT3-86, 2020 FE4-86 and 2019-2021 FE4-129 vehicles equipped with eMatrix battery packs. Defective structural welds and internal radiator leaks have been found in the battery packs which may result in isolation faults and cell imbalances. The affected vehicles may lose traction power, increasing the potential for collisions or experience a thermal runaway which could result in vehicle fires. The Company is currently working with eMatrix, the battery manufacturer, to develop a remedy for the structural welds and internal radiator leaks. Because the remedy is still being developed, the Company is unable to reasonably estimate a range of the potential losses associated with the recall.

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

Long-term debt is not presented at fair value on the consolidated balance sheets, as it is recorded at carrying value, net of unamortized debt discounts. However, the 7.5% $100,000 convertible senior note (the “Convertible Note”) has an embedded conversion option accounted for as a derivative liability, which is presented at fair value on the consolidated balance sheets. The fair value of the Convertible Note, including the conversion option, was $49,167 and $58,155 as of March 31, 2023 and December 31, 2022, respectively. The Company’s term note and working capital facility (“Facility”) had an outstanding term note with a principal amount of $3,000 as of both March 31, 2023 and December 31, 2022 and a fair value of $3,106 and $3,125 as of March 31, 2023 and December 31, 2022, respectively.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were measured at fair value on a recurring basis in the consolidated balance sheets.

	Level 1	Level 2	Level 3
As of March 31, 2023
Financial assets
Cash equivalents	$31,768	$—	$—
Financial Liabilities
Warrant liability	$—	$—	$54
Derivative liability	—	—	26
Earnout liability	—	—	1,859
As of December 31, 2022
Financial assets
Cash equivalents	$51,351	$—	$—
Financial Liabilities
Warrant liability	$—	$—	$60
Derivative liability	—	—	78
Earnout liability	—	—	2,265

As of March 31, 2023 and December 31, 2022, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input.

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

The assumptions used in the Black-Scholes model are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment (see Note 10). As a result, if other assumptions had been used, the recorded share-based compensation expense could have been materially different from that recorded in the financial statements.

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

Advertising

Advertising costs are expensed when incurred and are included in “Selling, general and administrative” expenses and total $214 and $116 for the three months ended March 31, 2023 and 2022, respectively.

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

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$2,265	$83,144
(Gain) loss	(406)	(6,172)
Balance at end of period	$1,859	$76,972

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

The Company applies the treasury stock method to account for the dilutive impact of its options, warrants and restricted stock units and the if converted method for its Convertible Note.

Recent accounting pronouncements issued and adopted

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13 related to the measurement of credit losses on financial instruments and has since modified the standard with several ASUs (collectively, the “credit loss standard”). The credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The credit loss standard took effect for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As amended in ASU 2019-10, for smaller reporting companies, the credit loss standard will take effect for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years. The adoption of this ASU will require a cumulative-effect adjustment to accumulated deficit as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company adopted this standard on January 1, 2023, and this ASU did not have a material impact to the Company’s financial statements.

Note 3 – Inventories

At March 31, 2023 and December 31, 2022, inventories consist of the following:

	March 31, 2023	December 31, 2022
Raw materials	$27,866	$30,763
Work in progress	4,104	3,357
Finished goods	15,018	12,946
Total inventories	$46,988	$47,066
The Company reduced the cost of certain inventory to net realizable value by $3,256 and $95 during the three months ended March 31, 2023 and 2022, respectively, which was recorded in “Cost of revenues.”

Note 4 – Prepaid Expenses and Other Current Assets

At March 31, 2023 and December 31, 2022, prepaid expenses and other current assets consist of the following:

	March 31, 2023	December 31, 2022
Vendor deposits	$4,473	$4,447
Prepaid insurance	1,021	2,367
Other prepaid expenses	2,309	2,559
Other current assets	23	28
Total prepaid expenses and other current assets	$7,826	$9,401

Note 5 – Property and Equipment

Cost and accumulated depreciation as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Machinery and equipment	$3,173	$2,945
Vehicles	3,988	3,634
Leasehold improvements	3,355	3,660
Computer equipment	702	688
Software	11	11
Furniture and fixtures	1,086	969
Capital projects in progress	3,360	2,317
Total cost	15,675	14,224
Accumulated depreciation and amortization	(3,200)	(2,705)
Total property and equipment, net	$12,475	$11,519

Depreciation and amortization expense associated with property and equipment is as follows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$159	$85
Research and development	15	92
Selling, general and administrative	320	179
Total depreciation and amortization expense	$494	$356

Note 6 – Accrued Expenses and Other Current Liabilities

At March 31, 2023 and December 31, 2022, accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Accrued professional services	$1,077	$597
Accrued interest	1,684	806
Accrued payroll and benefits	2,197	1,451
Other accrued expense	1,072	1,436
Warranty liability	1,851	1,268
Refund liability	3,228	—
Customer deposits	530	427
Deferred revenue	92	106
Current portion of finance lease obligation	181	179
Total accrued expenses and other current liabilities	$11,912	$6,270

Changes in warranty liability (included in accrued expenses and other current liabilities) were as follows:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$1,268	$994
Charge for the period	558	252
Utilized during the period	25	(55)
Balance at end of period	$1,851	$1,191

Note 7 – Notes Payable

Notes payable as of March 31, 2023 and December 31, 2022 consist of the following:

	March 31, 2023	December 31, 2022
Convertible Note	$59,863	$73,863
Facility	3,000	3,000
Total debt principal	62,863	76,863
Unamortized debt discount - Convertible Note	(10,086)	(14,735)
Unamortized debt discount - Facility	(22)	(25)
Total long-term debt	$52,755	$62,103

Convertible Note

In conjunction with the Business Combination, the Company entered into the 7.5% $100,000 Convertible Note and paid issuance costs of $5,000. The Convertible Note has a maturity date of May 15, 2024 and has semi-annual interest payments due May 15 and November 15 of each year starting on November 15, 2021. The Convertible Note has a conversion feature at a conversion price of $230.00 and warrants to purchase up to 434,782 shares of common stock for a per share price of $230.00. The Convertible Note has a mandatory conversion option that: a) is exercisable at the option of the Company on or after May 15, 2022; b) occurs when the Company’s stock price (1) is greater than 120% of the conversion price of $230.00, or $276.00 for 20 trading days in a period of 30 consecutive trading days and (2) the 30-day average daily trading volume during the applicable exercise period, i.e., consecutive 30 trading day period, is greater than or equal to $3,000; and c) the Company will make payments in accordance with the interest make-whole (defined below) amount in cash or issuance of additional shares of the Company’s common stock.

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

If the Company incurs other unpermitted indebtedness, it is required to redeem the Convertible Notes in full including outstanding principal and accrued and unpaid interest, plus a prepayment premium equal to the amount of interest which would have accrued on the Convertible Notes through maturity (the “Redemption Feature”). In addition, the Company is required to issue to the holders a fixed number of warrants to purchase shares of Common Stock. The fixed number of warrants will be based on the principal balance of the Convertible Notes, divided by $230.00 (“Redemption Warrants”). The Redemption Warrants will be exercisable from the date of repayment of the Convertible Notes through the original maturity date of the Convertible Notes.

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

During the year ended December 31, 2021, $12,137 of Convertible Notes were converted into 52,769 shares of the Company’s common stock. The Company recognized a gain on extinguishment of $2,194 in “Gain on extinguishment of debt” on the consolidated statement of operations associated with the difference between (1) the sum of the fair value of the common stock issued of $10,089 and cash paid for the remaining annual interest due May 2022 of $668 and (2) the sum of the carrying amount of the converted debt $7,966 and the fair value of the convertible note derivative liability of $4,985.
On November 21, 2022, the Company completed an exchange with certain holders of the Convertible Notes via privately negotiated exchange agreements, pursuant to which the holders agreed to exchange$14,000 in aggregate principal amount of the Company's outstanding Convertible Notes for 663,822 newly issued shares of the Company's common stock, par value $0.0001 per share, at a price of $21.00 per share. The Company recognized a gain on extinguishment of $2,921 in “Gain on extinguishment of debt” on the consolidated statement of operations associated with the difference between (1) the sum of the fair value of the common stock issued of $8,138 and (2) the sum of the carrying amount of the converted debt $11,021 and the fair value of the convertible note derivative liability of $38.
On February 10, 2023, the Company completed an exchange with a holder of the Convertible Notes via a privately negotiated exchange agreement, pursuant to which the holder agreed to exchange $3,500 in aggregate principal amount of the Company's outstanding Convertible Notes at 95% of par for 210,443 newly issued shares of the Company's common stock, par value $0.0001 per share, at a price of $15.80 per share. The Company recognized a gain on extinguishment of $46 in “Gain on extinguishment of debt” on the consolidated statement of operations associated with the difference between (1) the sum of the fair value of the common stock issued of $2,811 and (2) the sum of the carrying amount of the converted debt $2,850 and the fair value of the convertible note derivative liability of $8.
On March 15, 2023, the Company completed an exchange with certain holders of the Convertible Notes via privately negotiated exchange agreements, pursuant to which the holders agreed to exchange $10,500 in aggregate principal amount of the Company's outstanding Convertible Notes for 937,500 newly issued shares of the Company's common stock, par value $0.0001 per share, at a price of $11.20 per share. The Company recognized a gain on extinguishment of $2,919 in “Gain on extinguishment of debt” on the consolidated statement of operations associated with the difference between (1) the sum of the fair value of the common stock issued of $5,754 and (2) the sum of the carrying amount of the converted debt $8,669 and the fair value of the convertible note derivative liability of $5.

The following table provides a reconciliation of the beginning and ending balances for the Convertible Note derivative liability measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$78	$17,418
(Gain) Loss	(39)	(2,555)
Change resulting from conversions	(13)	—
Balance at end of period	$26	$14,863

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

Interest expense for the three months ended March 31, 2023 and 2022 was $3,421 and $3,762, respectively, of which $1,254 and $1,647, respectively, related to contractual interest expense and $2,167 and $2,115, respectively, related to amortization of the discount.

Facility

The Facility provides for both term and working capital loans for borrowings up to $6,700 as of March 31, 2023. However, the Company’s Convertible Note requirements limit the Company’s permitted indebtedness to $5,000. Interest is payable quarterly on borrowings at a fixed annual rate of 15%. Borrowings under the Facility are secured by substantially all the Company’s assets, are subject to borrowing base limitations, and require the Company to meet certain covenants. The Facility borrowings, with a maturity date of October 21, 2024, were $3,000 as of March 31, 2023 and December 31, 2022. Interest expense related to the Facility was $118 and $118 for the three months ended March 31, 2023 and 2022, respectively.

Debt maturities

The total balance of all debt matures as follows:

Period Ending December 31,	Amount
2023 (remainder of the year)	$—
2024	62,863
2025	—
Thereafter	—
Total	$62,863

Note 8 – Leases

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

Right-of-use assets and lease liabilities as of March 31, 2023 and December 31, 2022 consist of the following:

	March 31, 2023		December 31, 2022
	Operating	Finance	Operating	Finance
Assets
Right-of-use assets, net (1)	$7,411	$855	$7,735	$893
Liabilities
Lease obligation - current portion (2)	$1,734	$181	$1,649	$179
Lease obligation - long-term portion (3)	7,262	573	7,735	619
Total lease obligations	$8,996	$754	$9,384	$798

Weighted average remaining lease terms (in years)	3.9	4.6	4.2	4.8
Weighted average discount rate	15%	4%	15%	4%

(1)Finance right-of-use assets, net are included in “Other assets” on the consolidated balance sheets.
(2)Finance lease obligation – current portion is included in “Accrued expenses and other current liabilities” on the consolidated balance sheets.
(3)Finance lease obligation – long-term portion is included in “Other long-term liabilities” on the consolidated balance sheets.

The Company’s lease cost is presented below. The Company does not have any short-term leases or leases with variable lease payments. The financing lease cost for the three months ended March 31, 2023 and 2022 was immaterial.

	Three Months Ended March 31,
	2023	2022
Operating Lease Cost
Cost of revenues	$404	$261
Research and development	76	308
Selling, general and administrative	183	78
Total operating lease cost	$663	$647

The maturities of the Company’s lease liabilities are as follows:

	March 31, 2023
	Operating	Finance
2023 (remainder of year)	$2,186	$154
2024	2,997	205
2025	3,043	160
2026	3,105	128
2027	517	82
Thereafter	—	84
Total future minimum lease payments	11,848	813
Less: imputed interest	(2,852)	(59)
Total maturities	$8,996	$754

Note 9 – Capital Structure

Equity Line of Credit (“ELOC”)

On August 30, 2022, the Company entered into the ELOC Agreement with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $50.0 million of shares of the Company’s common stock, subject to certain limitations and conditions set forth in the ELOC Agreement. The Company may not issue or sell any shares of common stock under the ELOC Agreement which, when aggregated with all other shares of common stock beneficially owned by Lincoln Park, would result in beneficial ownership of more than 9.99% of the Company’s outstanding shares of common stock.

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

During the three months ended September 30, 2022 and concurrently with the signing of the ELOC Agreement, the Company issued 14,974 shares of its common stock to Lincoln Park as a commitment fee. The fair value of the shares issued for the commitment fee of $851 was recorded in "Selling, general, and administrative" expense on the Company's consolidated statement of operations.

As of March 31, 2023, the Company had not sold any common stock to Lincoln Park under the ELOC Agreement, other than the shares of common stock issued as a commitment fee.

Warrants

As of March 31, 2023, there are warrants outstanding convertible into 1,218,285 shares of common stock. In total, there are 14,999,970 public warrants convertible into 749,998 shares of common stock, 8,695,641 Convertible Note warrants convertible into 434,782 shares of common stock, and 670,108 private placement warrants convertible into 33,505 shares of common stock outstanding. Each warrant entitles the holder to purchase 1/20th of a share of common stock at a price of $230.00 per whole share, subject to adjustment as discussed below. The warrants will expire at 5:00 p.m., New York City time, on May 26, 2026, the fifth anniversary of the completion of the Company’s Business Combination, or earlier upon redemption or liquidation.

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

The Company may redeem the outstanding warrants (excluding the private placement warrants):

•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the 30-day redemption period; and
•if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $360.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

The following table presents information for privately placed warrants that were assumed in the Business Combination:

	Number of Warrants(1)	Warrant Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Life
Private warrants assumed through Business Combination
Outstanding at December 31, 2021	670,108	$2,185	$230.00	4.3
Change in fair value	—	(2,125)	—	—
Outstanding — December 31, 2022	670,108	60	230.00	3.4
Change in fair value	—	(6)	—	—
Outstanding — March 31, 2023	670,108	54	230.00	3.1

(1)     The 670,108 private placement warrants are convertible into 33,505 shares of common stock outstanding. Each warrant entitles the holder to purchase 1/20th of a share of common stock at a price of $230.00 per whole share, subject to adjustment.

Note 10 – Stock-Based Compensation

2021 Equity Incentive Plan

In connection with the Business Combination, the stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides the Company the ability to grant incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance units, performance shares, cash-based awards and other stock-based awards. The purpose of the 2021 Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons for performing services and by motivating such persons to contribute to the growth and profitability of the Company and its subsidiaries. As of March 31, 2023, there were 889,712 shares reserved and 586,128 shares available for grant under the 2021 Plan.

Prior Lightning Systems 2019 Equity Incentive Plan

The legacy Lightning Systems 2019 Equity Incentive Plan (“2019 Plan”) provided for the grant of incentive stock options, non-qualified stock options, and other awards. As a result of the Business Combination, the 2019 Plan was superseded by the 2021 Plan; therefore, no further awards will be granted under the 2019 Plan. In connection with the Business Combination, awards outstanding were converted into an option exercisable for common stock of the Company based on the Exchange Ratio. As of March 31, 2023, there were 82,746 stock options previously granted and unexercised under the 2019 Plan, which remain subject to the terms and conditions of the 2019 Plan.

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

	Three Months Ended March 31,
	2023	2022
Stock options expense
Cost of revenues	$2	$5
Research and development	6	9
Selling, general and administrative	197	192
Total stock options expense	$205	$206
Restricted stock units expense
Cost of revenues	$87	$54
Research and development	61	46
Selling, general and administrative	1,089	666
Total restricted stock units expense	$1,237	$766
Total stock-based compensation	$1,442	$972

The estimated unrecognized expense for stock options and RSUs not vested as of March 31, 2023, which will be recognized over the remaining requisite service period, is as follows:

Stock options unrecognized expense	$1,907
Stock options weighted-average remaining requisite service period (in years)	2.0
Restricted stock units unrecognized expense	$10,079
Restricted stock units weighted-average remaining requisite service period (in years)	2.4

Stock Option Awards

Stock option awards are issued to employees with an exercise price equal to the estimated fair market value per share at the date of grant and a term of 10 years. Stock option awards generally vest over 4 years. It is the Company’s policy to issue new shares upon option exercise. Changes in the Company’s stock options for the three months ended March 31, 2023 are presented in the table below.

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2023	138,091	$45.60
Granted	—	—
Exercised	(6,744)	1.20
Forfeited	(206)	11.60
Expired	—	—
Outstanding at March 31, 2023	131,141	47.80	$197	7.7
Vested and exercisable at March 31, 2023	60,487	78.40	130	7.2

Changes in the status of the Company’s non-vested stock option awards for the three months ended March 31, 2023 are presented in the table below.

	Non-vested Shares Under Option	Weighted Average Grant Date Fair Value per Share
Non-vested at January 1, 2023	73,939	$35.00
Granted	—	—
Vested	(3,080)	33.80
Forfeited	(206)	42.60
Non-vested at March 31, 2023	70,654	35.00

The aggregate intrinsic value of options exercised were $60 and $106 during the three months ended March 31, 2023 and 2022, respectively.

Restricted Stock Unit Awards

The Company grants RSU awards to employees that generally vest over 3 years. RSU awards are valued based on the closing market price of the Company’s common stock on the grant date.

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2023	188,223	$71.40
Granted	47,178	12.00
Vested	(5,753)	98.00
Forfeited	(8,784)	57.80
Outstanding at March 31, 2023	220,865	58.40

Other Employee Benefits - 401(k) Savings Plan

The Company has an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees. Under the 401(k) Plan, employees may make voluntary contributions based on a percentage of their pretax income, subject to statutory limitations. The Company matches 100% for the first 3% of each employee’s contribution and 50% for the next 2% of each employee’s contribution. The Company’s cash contributions are fully vested upon the date of match. The Company made matching cash contributions of $257 and $165 for the three months ended March 31, 2023 and 2022, respectively.

Note 11 – Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred taxable losses since inception. The Company’s effective income tax rate was 0% for the three months ended March 31, 2023 and 2022 and the realization of any deferred tax assets is not more likely than not.

Note 12 – Earnings (Loss) per Common Share

Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of potentially dilutive common shares that could result from the exercise of outstanding stock options and warrants, vesting of restricted stock and conversion of convertible notes. No potentially dilutive common shares are included in the computation of any diluted per share amount when a loss is reported, which was the case for the three months ended March 31, 2023 and 2022. The Company applied the treasury stock method to account for the dilutive impact of its options, warrants and restricted stock units and the if-converted method for its Convertible Note.

The following table reconciles the earnings (loss) and number of common shares used to calculate basic and diluted earnings per common share attributable to the Company’s shareholders:

	Three Months Ended March 31,
	2023	2022
Basic earnings per common share:
Net income (loss) - basic	$(23,435)	$(10,756)
Weighted shares outstanding - basic	4,794,178	3,756,402
Basic earnings (loss) per common share	$(4.89)	$(2.86)

Diluted earnings per common share:
Net income (loss) - basic	$(23,435)	$(10,756)
Net income (loss) - diluted	$(23,435)	$(10,756)
Weighted shares outstanding - basic	4,794,178	3,756,402
Weighted shares outstanding - diluted	4,794,178	3,756,402
Diluted earnings (loss) per common share	$(4.89)	$(2.86)

All potentially dilutive common shares in the following table were excluded from the computation of diluted loss per share for the three months ended March 31, 2023 and 2022 because including them would have had an anti-dilutive effect due to losses reported during those periods.

	Outstanding as of March 31,
	2023	2022
Convertible notes payable	260,273	382,012
Outstanding warrants	1,218,286	1,218,286
Stock options	131,141	157,285
Restricted stock units	220,865	51,414
Total anti-dilutive stock	1,830,565	1,808,997

Note 13 – Commitments and Contingencies

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

The Company amended certain firm purchase commitments during the year ended December 31, 2022, which significantly reduced its commitments. Negotiations with other suppliers are still ongoing to blend and extend or terminate other future commitments due to supply chain constraints and cost increases for both parties. The Company recognized $600 in losses associated with firm purchase commitments during the year ended December 31, 2022. If negotiations to amend certain purchase commitments are not successful, the Company may incur additional losses in future periods.

The Company also has other commitments, including marketing and software subscription agreements and equipment leases. The equipment leases included here only relate to leases for which the equipment had not yet been delivered to the Company as of March 31, 2023. Since the Company did not receive the equipment, the related right-of-use asset and lease liability were not recognized as of March 31, 2023. However, the Company was still committed to the financing arrangement. All other financial commitments under leasing arrangements are described in Note 8.

The amounts in the table below represent the Company’s future minimum commitments.

	As of March 31, 2023
	Firm Purchase	Other	Total
2023 (remainder of the year)	$55,742	$725	$56,467
2024	—	482	482
2025	—	203	203
2026	—	163	163
2027	—	12	12
Thereafter	—	—	—
Total	$55,742	$1,585	$57,327

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

On March 9, 2023, the Company filed a lawsuit against Romeo Systems, Inc. and Nikola Corporation in the Larimer County District Court, Colorado (Case No. 2023CV30187) seeking damages for breach of contract and tortious interference related to the product supply agreement between the Company and Romeo dated July 13, 2020, arising from Romeo’s failure to deliver batteries under the agreement and for costs associated with a recall of the batteries. The Company initiated a voluntary recall after Romeo refused to take action as the supplier of the batteries.

Recall Campaigns
On December 16, 2022, the Company initiated a voluntary recall for certain 2021-2022 model year Lightning eMotors ZEV4 vehicles due to multiple software and hardware discrepancies internal to the Romeo battery packs installed in the ZEV4 series vehicles. The affected vehicles may fail to operate in cold temperatures, fail to start, or may lose traction power while driving, increasing the risk of an accident. Romeo has been formally notified of the recall; however, Romeo has not reached a solution to honor their battery warranty. See Note 13 under the section “Legal Proceedings”. The Company’s current remedy is to either replace the ZEV4 manufactured with Romeo battery packs with updated ZEV4 models manufactured with Proterra battery packs or to refund full value of the purchase price to the customer. The Company will seek to recover the costs and expenses associated with the recall from Romeo.
On March 27, 2023, the Company initiated a voluntary recall for certain model year 2020 FT3-43, 2019-2022 FT3-86, 2020 FE4-86 and 2019-2021 FE4-129 vehicles equipped with eMatrix battery packs. Defective structural welds and internal radiator leaks have been found in the battery packs which may result in isolation faults and cell imbalances. The affected vehicles may lose traction power, increasing the potential for collisions or experience a thermal runaway which could result in vehicle fires. The Company is currently working with eMatrix, the battery manufacturer, to develop a remedy for the structural welds and internal radiator leaks. Because the remedy is still being developed, the Company is unable to reasonably estimate a range of the potential losses associated with the recall.

Note 14 - Subsequent Events
On April 24, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to effect a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of 5:00 p.m. Eastern Time on April 27, 2023. Beginning with the opening of trading on April 28, 2023, the Company’s common stock traded on the New York Stock Exchange on a split-adjusted basis under the new CUSIP number 53228T 200 and will continue to trade under the symbol “ZEV.”
As a result of the Reverse Stock Split, every twenty shares of common stock issued and outstanding were automatically reclassified into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares because they held a number of shares of common stock not evenly divisible by the Reverse Stock Split ratio were automatically entitled to receive a cash payment equal to the value of such fractional share based on the closing price of the common stock as of the effective time of the Reverse Stock Split adjusted for the Reverse Stock Split.
The Reverse Stock Split did not reduce the number of authorized shares of common stock of 250,000,000, or change the par value of the common stock. The Reverse Stock Split affected all stockholders uniformly and did not affect any stockholder’s ownership percentage of the Company’s shares of common stock.
All outstanding options, warrants, restricted stock units and similar securities entitling their holders to receive or purchase shares of common stock were adjusted as a result of the Reverse Stock Split, as required by the terms of each security. Prior to the Reverse Stock Split, the Company had outstanding issued warrants listed on the NYSE to purchase a total of 14,999,970 shares of common stock, with each whole warrant being exercisable to purchase one share of common stock at $11.50 per share. After giving effect to the Reverse Stock Split, these warrants are now exercisable for a total of approximately 749,998 shares of common stock, resulting in each warrant becoming exercisable for 1/20th of a share of common stock with an exercise price of $230.00 per whole share.

Item 2. Management’s Discussion of Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our” or the “Company” are to Lightning eMotors, Inc., together with its wholly owned subsidiary, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this report and our audited consolidated financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 13, 2023.

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to the risks described in our annual report on Form 10-K, including, but not limited to: our ability to continue as a going concern; our ability to become profitable; our ability to raise additional funds; our ability to service our debt; our ability to control costs of our operations; our ability to obtain sufficient supplies of chassis, motors, batteries and other critical components for the manufacture of our ZEVs and powertrains; an increase in the cost of raw materials due to inflation; the impact of inflation and rising rates on customers’ decisions to purchase ZEVs; the number of orders placed by our commercial fleet customers; the market acceptance of our products; the availability, amount and disbursement of government grants, loans or other incentives; and other risks and uncertainties.

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

Recent Developments

Production. During the three months ended March 31, 2023 and 2022, we produced 53 and 74 units, respectively, consisting of zero-emission vehicles, or ZEVs, and separately sold zero-emission powertrains. During the three months ended March 31, 2023, we sold 29 units compared to the sale of 68 units in the same period in 2022. As of May 8, 2023, we had over 500 vehicles on the road with over 4.2 million miles driven.We are currently focused on increasing production of our ZEVs and our mobile battery vehicle charger, reducing costs, increasing the affordability and efficiency of our ZEVs, and bringing new products to market.

Reverse Stock Split. We effected a 1-for-20 reverse stock split, or the Reverse Stock Split, of our issued and outstanding shares of common stock, par value $0.0001 per share, effective as of 5:00 p.m. Eastern Time on April 27, 2023. As a result of the Reverse Stock Split, every twenty shares of common stock issued and outstanding were automatically reclassified into one share of common stock. All share and per share amounts were retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of our common stock to additional paid-in capital.

Material Trends and Uncertainties

Macroeconomic Factors. The impact of current macroeconomic conditions on our business - including slowed economic growth or the potential for a recession, increasing inflation and interest rates which affect the demand of our ZEVs, supply chain constraints, and geopolitical events - is uncertain. In addition, although the impact is lessening, the extent to which the effects of the COVID-19 pandemic may impact our business in future periods remains uncertain and unpredictable. Our outlook for future growth in ZEVs depends upon the various economic and regulatory conditions, and on our ability to manage through supply chain issues that have, and will continue to, limit the level to which we can increase output in the near term. Our long-term outlook remains positive as we believe the adoption of alternative fuel vehicles and the electric vehicle market will continue to grow.

Availability of grant funding. Many of our customers utilize state and federal incentive programs to offset the higher initial costs of electric vehicles, as well as to fund the installation of charging equipment. In connection with the new tax credits for certain commercial EVs established by the Inflation Reduction Act of 2022, we have been transitioning some of our efforts towards larger ZEVs that qualify for the larger tax credits. The IRS is still in the process of releasing further guidance on specific aspects of the aforementioned credits. The announcement of the IRA and the delay in receiving IRS guidance as to the roll-out of the new tax credits has reduced the number of customer orders during the first quarter of 2023, as many existing or potential customers are waiting to place orders until they are certain of the amount of tax credits available per ZEV. In addition, many customers are evaluating the size and type of ZEV they intend to purchase because the amount of the tax credit depends on the weight of the vehicle, among other factors. Furthermore, other government programs, such as the FTA's Low- and No-Emission Vehicle Program, the Colorado Electric School Bus Grant Program or certain other state programs, recently announced new funding and are in the process of making these funds available for eligible purchases. Until these processes are established, we believe, customer orders may be delayed.

Supply-Chain challenges. We have been experiencing significant delivery delays from our suppliers since April 2020. In addition, we often do not get informed of delivery delays until or after the expected delivery dates and have, at times, also experienced deliveries in advance of expected delivery dates without prior notice (for orders that were previously delayed), which does not allow for adequate planning. We have also been experiencing shortages of chassis and other components. We have increased our raw material inventories and added new suppliers. However, adding new suppliers, especially for chassis, increases cost and delays production. We expect supply chain challenges will continue for the foreseeable future. As a result of these challenges, we increased our inventory of chassis, batteries, motors and other raw materials to optimize cost, minimize supply chain issues and prepare for an increase in future production. We have also entered into multi-year minimum purchase commitments with some of our suppliers of critical components. As of March 31, 2023, the minimum purchase commitment for the next twelve months is $55.7 million under these agreements. However, we are constantly evaluating our commitments and are currently in negotiations to either blend and extend or terminate some of our future commitments to address supply chain constraints and costs.

Inflation and interest rates. We are experiencing cost increases due to inflation resulting from various supply chain disruptions and general global economic conditions. The cost of raw materials, manufacturing equipment, labor and shipping and transportation has increased considerably. We expect higher levels of inflation to persist for the foreseeable future. If we are unable to fully offset higher costs through price increases or other measures, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows. Interest rates have also increased considerably. The increase in inflation and interest rates impacts the demand for our ZEVs, as customers may delay purchasing ZEVs and/or have difficulty financing their ZEV purchases. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain financing on acceptable terms, if at all, in the future.Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices.

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

Ability to Continue as a Going Concern. As discussed below, we have suffered recurring losses from operations. Our continuation as a going concern is dependent upon us attaining and maintaining profitable operations and/or raising additional capital from public offerings, debt financings or other capital markets transactions, collaborations or licensing arrangements. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If capital is not available to us when, and in the amounts needed, we could be required to delay, scale back, or abandon some or all of our development programs and operations, which could materially harm our business, financial condition and results of operations. Due to uncertainties discussed above, there is substantial doubt about our ability to continue as a going concern through the next twelve months from the date of issuance of the consolidated financial statements contained herein.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

Revenue

The following table compares revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Gross Revenue	$3,566	$5,412	$(1,846)	(34)%
Customer refunds(1)	(2,255)	—	$(2,255)	nm*
Revenue, net of customer refunds	$1,311	$5,412	$(4,101)	(76)%
ZEV units sold	29	68	(39)	(57)%
(1) Customer refunds are related to the ZEV4 recall on vehicles that were manufactured with Romeo battery packs.

We derive revenue primarily from the sale of our ZEVs. Revenue, net of customer refunds decreased by $4.1 million, or 76%, during the three months ended March 31, 2023 primarily related to lower sales and refunds of the purchase price made to customers for the ZEV4 manufactured with Romeo batteries in connection with the Romeo recall. We will seek to recover the costs and expenses associated with the recall from Romeo. Excluding the adjustment for customer refunds, revenue decreased by $1.8 million, or 34%, during the three months ended March 31, 2023 due to a decrease in ZEV sales. We sold 29 ZEVs during the three months ended March 31, 2023 compared to the sale of 68 ZEVs during the three months ended March 31, 2022. The decrease in revenue and number of units sold was primarily the result of lower ZEV4 sales due to the Romeo battery recall, offset by an increase in the average sales price per unit due to the change in product mix to primarily ZEV3 passenger transit van sales during the three months ended March 31, 2023 compared to ZEV3 cargo van sales during the prior year period.

Cost of Revenues, Gross Loss and Gross Margin

The following table compares the cost of revenues, gross loss and gross margin for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Cost of revenues	$8,152	$7,722	$430	6%
Gross loss	$(6,841)	$(2,310)	$(4,531)	(196)%
Gross margin	(522)%	(43)%

Cost of revenues includes direct costs (parts, material, and labor); indirect manufacturing costs (manufacturing overhead, depreciation and plant operating lease expense); shipping, field services, logistics and warranty costs.

Cost of revenues increased during the three months ended March 31, 2023 due to an increase in the lower of cost or net realizable value expense associated with finished goods, an increase in inventory obsolescence expense, as well as an increase in costs per unit due to an increase in raw material costs and factory overhead and other fixed costs during the three months ended March 31, 2023 compared to the prior year period.

Research and Development

The following table compares research and development expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Research and development	$2,087	$1,942	$145	7%

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

Research and development expenses increased during the three months ended March 31, 2023 due to an increase in our engineering headcount year-over-year, as we continue to advance the development and design of our products, refine and improve our production processes and enhance our in-house engineering capabilities.

Selling, General and Administrative

The following table compares selling, general and administrative expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative	$14,848	$11,599	$3,249	28%

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

Selling, general and administrative expenses increased by $3.2 million, or 28%, during the three months ended March 31, 2023 primarily due to an increase in employee headcount in sales and administration.

Interest Expense, net

The following table compares interest expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Interest expense, net	$3,129	$3,861	$(732)	(19)%
Interest expense consists of interest paid on notes payable, the amortization of debt issuance costs, the amortization of debt discounts attributable to the bifurcation of warrants issued, and amortization of an embedded conversion feature. The notes payable included, over the periods presented, the Convertible Note and the Facility, as described in more detail in Note 7 to the consolidated financial statements.

Interest expense for the three months ended March 31, 2023 included $3.4 million of accrued interest and discount amortization related to the Convertible Note and $0.1 million of interest expense associated with the Facility, offset by $0.4 million of interest income on our cash equivalents. Interest expense for the three months ended March 31, 2022 included $3.8 million of accrued interest and discount amortization related to the Convertible Note and $0.1 million of interest expense associated with the Facility.

Change in Fair Value of Warrant Liabilities

The following table compares the change in fair value of warrant liabilities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change
	(dollar amounts in thousands)
Gain from change in fair value of warrant liabilities	$(6)	$(188)	$182

The change in fair value of the warrant liabilities for the three months ended March 31, 2023 and March 31, 2022 reflect the impact of the marking-to-market of the warrant liabilities.

Change in Fair Value of Derivative Liability

The following table compares the change in fair value of derivative liability embedded in the Convertible Note for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change
	(dollar amounts in thousands)
Gain from change in fair value of derivative liability	$(39)	$(2,555)	2,516

The changes in fair value of the derivative liability for the three months ended March 31, 2023 and March 31, 2022 reflect the impact of the marking-to-market of the underlying derivative embedded in the Convertible Note.

Change in Fair Value of Earnout Liability

The following table compares the change in fair value of earnout liability for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change
	(dollar amounts in thousands)
Gain from change in fair value of earnout liability	$(406)	$(6,172)	$5,766

The changes in fair value of the earnout liability for the three months ended March 31, 2023 and March 31, 2022 reflect the impact of the marking-to-market of the earnout shares.

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

EBITDA and Adjusted EBITDA

We define EBITDA as net income (loss) before depreciation and amortization and interest expense. We define adjusted EBITDA as net income (loss) before depreciation and amortization, interest expense, stock-based compensation, gains or losses related to the change in fair value of warrant, derivative and earnout share liabilities and other non-recurring costs determined by management, such as gains or losses on extinguishment of debt and losses related to the Romeo battery recall. We believe EBITDA and adjusted EBITDA are meaningful metrics intended to supplement measures of our performance that are neither required by, nor presented in accordance with, GAAP. We believe that using EBITDA and adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends while comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA and adjusted EBITDA in the same fashion.

Because of these limitations, EBITDA and adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and adjusted EBITDA on a supplemental basis. No undue reliance should be placed on these non-GAAP measures.

The following table reconciles net income (loss) to EBITDA and adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(23,435)	$(10,756)
Adjustments:
Depreciation and amortization	532	361
Interest expense, net	3,129	3,861
EBITDA	$(19,774)	$(6,534)
Stock-based compensation expense	1,442	972
(Gain) loss from change in fair value of warrant liabilities	(6)	(188)
(Gain) loss from change in fair value of derivative liability	(39)	(2,555)
(Gain) loss from change in earnout liability	(406)	(6,172)
Gain on extinguishment of debt	(2,965)	—
Romeo battery recall	2,025	—
Adjusted EBITDA	$(19,723)	$(14,477)

Adjusted Revenue

Adjusted revenue is defined as revenue before customer refunds. The following table reconciles revenue, net of customer refunds and adjusted revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Revenue, net of customer refunds	$1,311	$5,412
Customer refunds	2,255	—
Adjusted Revenue	$3,566	$5,412

Liquidity and Going Concern
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

As of March 31, 2023, the we had $35,447 in cash and cash equivalents and an accumulated deficit of $(189,829). For the three months ended March 31, 2023, our net loss amounted to $23,435. Cash used in operating activities was $18,851 for the three months ended March 31, 2023. We had positive working capital of $82,234 as of March 31, 2023 primarily as a result of the Business Combination. The current and historical operating cash flows, current cash and working capital balances, and forecasted obligations were considered in connection with management’s evaluation of our ongoing liquidity. However, we will require additional capital to fund our operations; further develop our products and services; and fund possible acquisitions. Our ability to access capital is critical. Until we can generate sufficient cash flow from operations, we expect to finance our operations through a combination of the merger proceeds received from the Business Combination as well as from additional public offerings, debt financings or other capital markets transactions, collaborations or licensing arrangements. The amount and timing of future funding requirements depend on many factors, including the pace and results of development efforts and our ability to scale our operations. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us.

We have secured and intend to employ various strategies to obtain the required funding for future operations such as accessing capital through our ELOC Agreement with Lincoln Park Capital, LLC. However, the ability to access the ELOC Agreement is dependent on our common stock trading volumes and the market price of our common stock, which cannot be assured, and as a result cannot be included as sources of liquidity for our ASC 205-40 analysis. As of March 31, 2023 and through the date of this filing, we have not sold any shares of common stock to Lincoln Park under the ELOC Agreement other than the commitment shares.

If capital is not available to us when, and in the amounts needed, we could be required to delay, scale back, or abandon some or all of our development programs and operations, which could materially harm our business, financial condition and results of operations. Due to uncertainties discussed above, there is substantial doubt about our ability to continue as a going concern through the next twelve months from the date of issuance of the consolidated financial statements contained herein.

Material Cash Requirements
From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of components and raw materials to be used in the manufacture of our products. To provide flexibility in our development and production plan and opportunities to renegotiate pricing, we generally do not have binding and enforceable purchase orders beyond the near term. However, in order to secure raw materials vital to our products, we have entered into multi-year minimum purchase commitments with some of our suppliers. If we fail to meet the minimum purchase commitments, we must pay a penalty. As of March 31, 2023, the minimum purchase commitment for the next twelve months is $55.7 million under these agreements. However, we are currently in negotiations with certain suppliers to either blend and extend or terminate some of our future commitments due to supply chain constraints and cost increases for both parties. See Note 13 to the consolidated financial statements for additional information.

Our capital expenditures are typically difficult to project beyond the short term given potential supply chain constraints and market conditions. We estimate our total capital expenditures for the year 2023 to be between $5.0 and $8.0 million for development and production activities.

Debt
As of March 31, 2023, we had outstanding $59.9 million of principal indebtedness associated with our Convertible Note, which matures on May 15, 2024. We are obligated to make semi-annual interest payments of $2.3 million in May and November through maturity based on an annual interest rate of 7.5%.

On February 10, 2023, we completed an exchange with a holder of the outstanding Convertible Notes via privately negotiated exchange agreements, pursuant to which the holder agreed to exchange $3.5 million in aggregate principal amount of the Convertible Notes at a discount of 95% of par for 210,443 shares of our common stock at a price of $15.80 per share.

On March 10, 2023, we entered into privately negotiated exchange agreements with certain holders pursuant to which the holders agreed to exchange $10.5 million in aggregate principal amount of the outstanding Convertible Notes for 937,500 shares of our common stock, par value $0.0001 per share, at a price of $11.20 per share.

We also had outstanding $3.0 million of principal indebtedness associated with our Facility, which matures on October 21, 2024. We are obligated to make quarterly interest payments of $0.1 million through maturity based on an annual interest rate of 15%. See Note 7 to the consolidated financial statements for additional information.

Leases
We have one material lease commitment, an operating lease covering our manufacturing center, distribution center and office space. We also have an operating lease for IT equipment and finance leases for manufacturing equipment. As of March 31, 2023, our total minimum lease commitments were $12.7 million, with $3.1 million due in the next twelve months. See Note 8 to the consolidated financial statements for additional information.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2023	2022
	(dollar amounts in thousands)
Net cash used in operating activities	$(18,851)	$(16,142)
Net cash used in investing activities	(1,673)	(2,024)
Net cash (used in) provided by financing activities	(40)	(9)
Net (decrease) increase in cash	$(20,564)	$(18,175)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 was $18.9 million and $16.1 million, respectively. Cash flows from operating activities are significantly affected by revenue levels, mix of products and services, and investments in the business in research and development and selling, general and administrative costs in order to develop products and services, improve manufacturing capacity and efficiency, and support revenue growth. With respect to the three months ended March 31, 2023, increases in net cash used in operating activities, in comparison to the corresponding prior period, were principally driven by increases in cost of revenues and selling, general and administrative expenses, as described in more detail above.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $1.7 million and $2.0 million, respectively.

Cash Flows From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 and 2022 was de minimis.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

We believe that there have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2023 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with participation from our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our design and operation of the Company’s disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information with respect to this Part II, Item 1 can be found in Note 13 to the consolidated financial Statements included in this quarterly report on Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously discussed in Part 1, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2022. However, these risks are not the only risks facing us. There may be additional risks and uncertainties that are not currently known to us or that we currently consider to be insignificant that could materially and adversely affect our business, financial condition, or operating results in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, we issued the following unregistered shares:

On February 10, 2023, we issued 210,443 shares of common stock, par value $0.0001 per share, at a price of $15.80 per share to a holder of the Company’s unsecured 7.5% convertible senior notes due in 2024 in exchange for the cancellation of $3.5 million in aggregate principal amount of the outstanding convertible notes at a discount of 95% of par.

On March 10, 2023, we issued 937,500 shares of common stock, par value $0.0001 per share, at a price of $11.20 per share to certain holders of the Company’s unsecured 7.5% convertible senior notes due in 2024 in exchange for the cancellation of $10.5 million in aggregate principal amount of the outstanding convertible notes.

We relied on the Section 4(a)(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description

2.1*
Business Combination Agreement, dated as of December 10, 2020, by and among GigCapital3, Inc., Project Power Merger Sub, Inc. and Lightning Systems, Inc. (included as Annex A to the Final Proxy Statement/Prospectus filed under Rule 424(b)(3) on March 26, 2021).

3.1
Second Amended and Restated Certificate of Incorporation of Lightning eMotors, Inc. (incorporated by reference to Exhibit 3.1 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, effective April 27, 2023 (incorporated by reference to Exhibit 3.1 filed on the Company’s Current Report on Form 8-K, filed by the Company of April 24, 2023)

3.3	Amended and Restated Bylaws of Lightning eMotors, Inc. (incorporated by reference to Exhibit 3.2 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed on the Company’s Form S-1 (File No. 333-257237), filed by the Company on June 21, 2021)

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit A in Exhibit 10.4 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

4.3
Description of the Company’s Securities (incorporated by reference to Exhibit 4.3 filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed by the Company on March 30, 2022)

10.1	Lightning Systems, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 filed on the Company’s Current Report on Form 8-K/A, filed by the Company on May 17, 2021)

10.2	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

10.3
Indenture dated May 6, 2021, by and between the Company and Wilmington Trust, National Association, in its capacity as trustee thereunder (incorporated by reference to Exhibit 10.3 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

10.4
Amended and Restated Warrant Agreement, dated May 6, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 10.4 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

10.5
Purchase Agreement, dated August 30, 2022, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 filed on the Company’s Current Report on Form 8-K, filed by the Company on August 30, 2022)

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

Date: May 17, 2023

LIGHTNING EMOTORS, INC.

By:	/s/ Timothy Reeser
Name:	Timothy Reeser
Title:	Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ David Agatston
Name:	David Agatston
Title:	Chief Financial Officer
(Principal Financial Officer)