Form 10-Q
period 2023-06-30
Lightning eMotors, Inc.
filed 2023-08-14
CIK 1802749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2023, there were 6,462,413 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Lightning eMotors, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$12,620	$56,011
Accounts receivable, net of allowance of $2,041 and $2,028 as of June 30, 2023 and December 31, 2022, respectively	8,660	9,899
Inventories	57,147	47,066
Prepaid expenses and other current assets	6,679	9,401
Total current assets	85,106	122,377
Property and equipment, net	12,971	11,519
Operating lease right-of-use asset, net	7,072	7,735
Other assets	2,010	1,928
Total assets	$107,159	$143,559
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,255	$7,961
Accrued expenses and other current liabilities	7,853	6,270
Warrant liability	10	60
Current portion of operating lease obligation	1,822	1,649
Current debt, net of debt discount	53,290	—
Total current liabilities	73,230	15,940
Long-term debt, net of debt discount	2,982	62,103
Operating lease obligation, net of current portion	6,772	7,735
Derivative liability	2	78
Earnout liability	446	2,265
Other long-term liabilities	794	880
Total liabilities	84,226	89,001
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, par value $0.0001, 1,000,000 shares authorized and no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001, 250,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 6,144,553 and 4,492,157 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	234,209	220,951
Accumulated deficit	(211,277)	(166,394)
Total stockholders’ equity	22,933	54,558
Total liabilities and stockholders’ equity	$107,159	$143,559

See accompanying notes to Consolidated Financial Statements.

Lightning eMotors, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net of customer refunds	$7,916	$3,536	$9,227	$8,948
Cost of revenues	12,933	4,889	21,085	12,611
Gross loss	(5,017)	(1,353)	(11,858)	(3,663)
Operating expenses
Research and development	1,381	1,810	3,468	3,752
Selling, general and administrative	13,025	12,559	27,873	24,158
Total operating expenses	14,406	14,369	31,341	27,910
Loss from operations	(19,423)	(15,722)	(43,199)	(31,573)
Other (income) expense, net
Interest expense, net	3,492	3,849	6,621	7,710
(Gain) loss from change in fair value of warrant liabilities	(44)	(1,126)	(50)	(1,314)
(Gain) loss from change in fair value of derivative liability	(24)	(10,087)	(63)	(12,642)
(Gain) loss from change in earnout liability	(1,413)	(44,131)	(1,819)	(50,303)
(Gain) loss on extinguishment of debt	—	—	(2,965)	—
Other expense (income), net	14	35	(40)	(6)
Total other (income) expense, net	2,025	(51,460)	1,684	(56,555)
Net income (loss)	$(21,448)	$35,738	$(44,883)	$24,982
Net income (loss) per share, basic	$(3.70)	$9.48	$(8.47)	$6.64
Net income (loss) per share, diluted	$(3.70)	$6.94	$(8.47)	$4.70
Weighted-average shares outstanding, basic	5,800,106	3,770,406	5,299,921	3,763,443
Weighted-average shares outstanding, diluted	5,800,106	4,260,511	5,299,921	4,264,065

See accompanying notes to Consolidated Financial Statements.

Lightning eMotors, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value
Balance as of March 31, 2023	5,652,448	$1	$230,965	$(189,829)	$41,137
Exercise of stock options	2,758	—	3	—	3
Vesting of restricted stock units, net of taxes	29,756	—	(12)	—	(12)
Common stock issued for conversion of debt	461,548	—	1,894	—	1,894
Canceled due to reverse split	(1,957)	—	—	—	—
Stock-based compensation expense	—	—	1,359	—	1,359
Net loss	—	—	—	(21,448)	(21,448)
Balance as of June 30, 2023	6,144,553	$1	$234,209	$(211,277)	$22,933

Balance as of December 31, 2022	4,492,157	$1	$220,951	$(166,394)	$54,558
Exercise of stock options	9,502	—	10	—	10
Vesting of restricted stock units, net of taxes	35,360	—	(14)	—	(14)
Common stock issued for conversion of debt	461,548	—	1,894	—	1,894
Canceled due to reverse split	(1,957)	—	—	—	—
Stock-based compensation expense	—	—	2,801	—	2,801
Conversion of convertible notes payable	1,147,943	—	8,567	—	8,567
Net loss	—	—	—	(44,883)	(44,883)
Balance as of June 30, 2023	6,144,553	$1	$234,209	$(211,277)	$22,933

Balance as of March 31, 2022	3,757,675	$—	$207,754	$(192,320)	$15,434
Exercise of stock options	14,028	—	117	—	117
Vesting of restricted stock units, net of taxes	8,802	—	(108)	—	(108)
Stock-based compensation expense	—	—	1,436	—	1,436
Net income	—	—	—	35,738	35,738
Balance as of June 30, 2022	3,780,505	$—	$209,199	$(156,582)	$52,617

Balance as of December 31, 2021	3,753,132	$—	$206,776	$(181,564)	$25,212
Exercise of stock options	15,250	—	123	—	123
Vesting of restricted stock units, net of taxes	12,123	—	(108)	—	(108)
Stock-based compensation expense	—	—	2,408	—	2,408
Net income	—	—	—	24,982	24,982
Balance as of June 30, 2022	3,780,505	$—	$209,199	$(156,582)	$52,617

See accompanying notes to Consolidated Financial Statements.

Lightning eMotors, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(44,883)	$24,982
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,213	768
Provision for doubtful accounts	1,942	498
Provision for inventory obsolescence and write-downs	2,864	777
Loss (gain) on disposal of fixed asset	—	37
Gain on extinguishment of debt	(2,965)	—
Change in fair value of warrant liability	(50)	(1,314)
Change in fair value of earnout liability	(1,819)	(50,303)
Change in fair value of derivative liability	(63)	(12,642)
Stock-based compensation	2,801	2,408
Amortization of debt discount	4,170	4,413
Non-cash impact of operating lease right-of-use asset	663	551
Issuance of common stock for debt	468	—
Changes in operating assets and liabilities:
Accounts receivable	(4,645)	1,843
Inventories	(9,003)	(11,382)
Prepaid expenses and other assets	2,702	(2,658)
Accounts payable	2,294	1,186
Accrued expenses and other liabilities	611	1,658
Net cash used in operating activities	(43,700)	(39,178)
Cash flows from investing activities
Purchase of property and equipment	(2,539)	(3,930)
Proceeds from disposal of property and equipment	—	—
Net cash used in investing activities	(2,539)	(3,930)
Cash flows from financing activities
Proceeds from pre-paid advance agreement	2,944	—
Payments on finance lease obligations	(92)	(35)
Proceeds from exercise of stock options	10	123
Tax withholding payment related to net settlement of equity awards	(14)	(108)
Net cash provided by (used in) financing activities	2,848	(20)
Net (decrease) increase in cash	(43,391)	(43,128)
Cash - Beginning of period	56,011	168,538
Cash - End of period	$12,620	$125,410

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow information - Cash paid for interest	$2,746	$3,526
Significant noncash transactions
Conversion of notes for common stock	$10,461	$—
Property and equipment included in accounts payable and accruals	48	708
Finance lease right-of-use asset in exchange for a lease liability	(161)	786
Inventory repossessed for accounts receivable	3,942	—

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

Reverse Stock Split
The Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of 5:00 p.m. Eastern Time on April 27, 2023. As a result of the Reverse Stock Split, every twenty shares of common stock issued and outstanding were automatically reclassified into one share of common stock. The Reverse Stock Split did not reduce the number of authorized shares of common stock of 250,000,000, or change the par value of the common stock. All outstanding options, warrants, restricted stock units and similar securities entitling their holders to receive or purchase shares of common stock were adjusted as a result of the Reverse Stock Split, as required by the terms of each security. All share and per share amounts were retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of the Company’s common stock to additional paid-in capital. See Note 9 for additional information.
Liquidity and Capital
As of June 30, 2023, the Company had $12,620 in cash and cash equivalents. For the six months ended June 30, 2023, the Company incurred a net loss of $44,883 and cash used in operating activities was $43,700. The Company had positive working capital of $11,876 as of June 30, 2023. The current and historical operating cash flows, current cash and working capital balances, and forecasted obligations of the Company were considered in connection with management’s evaluation of the Company’s ongoing liquidity.

The Company has suffered recurring losses from operations. The continuation of the Company as a going concern is dependent upon the Company attaining and maintaining profitable operations and/or raising additional capital from equity offerings, debt financings or other capital markets transactions, collaborations, strategic partnerships or licensing arrangements.

The Company has secured and intends to employ various strategies to obtain the required funding for future operations such as accessing capital through the Pre-Paid Advance Agreement with YA II PN, Ltd. (“Yorkville”) or the ELOC Agreement with Lincoln Park Capital, LLC. However, the ability to access the Pre-Paid Advance or the ELOC Agreement in full is dependent on various factors, such as common stock trading volumes, market prices and obtaining stockholder approval, which cannot be assured, and as a result cannot be included as sources of liquidity for the Company's Accounting Standards Codification (“ASC”) 205-40 Going Concern analysis.

The Company has been working with financial advisors to assist the Company in identifying strategic partners and financing to fund operations and to take actions to maximize our liquidity. If capital is not available to the Company when, and in the amounts needed, the Company could be required to liquidate its inventory, cease or curtail operations, or seek protection under applicable bankruptcy laws or similar state proceedings. The result of the Company's ASC 205-40 analysis, due to uncertainties discussed above, there is substantial doubt about the Company's ability to continue as a going concern through the next twelve months from the date of issuance of these consolidated financial statements.

During the three and six months ended June 30, 2023, the Company received proceeds in the amount of $2,944 and issued 461,548 shares of common stock to Yorkville. Since June 30, 2023 and through the filing date, the Company issued 315,605 shares of common stock to Yorkville. As of June 30, 2023 and through the date of this filing, the Company has not sold any shares of common stock to Lincoln Park under the ELOC Agreement other than the commitment shares (and is prohibited from accessing the ELOC Agreement while advances are outstanding to Yorkville).

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

Concentrations of credit risk

As of June 30, 2023, one customer accounted for 40% of the Company’s total accounts receivable. As of December 31, 2022, two customers accounted for 40% and 25% of total accounts receivable. The net sales to the following customers comprised more than 10% of revenues for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Net Sales	% of Net Revenue	Net Sales	% of Net Revenue	Net Sales	% of Net Revenues	Net Sales	% of Net Revenues
Customer A	$3,393	42%	$—	—%	$4,181	36%	$—	—%
Customer B	1,014	12%	—	—%	—	—%	—	—%
Customer C	—	—%	599	17%	—	—%	2,564	29%
Customer D	—	—%	572	16%	—	—%	—	—%
Customer E	—	—%	340	10%	—	—%	—	—%
Customer F	—	—%	—	—%	—	—%	1,725	19%
Total of customers with sales greater than 10%	$4,407	54%	$1,511	43%	$4,181	36%	$4,289	48%
Total of customers with sales less than 10%	3,763	46%	2,025	57%	7,555	64%	4,659	52%
Gross Revenue	$8,170	100%	$3,536	100%	$11,736	100%	$8,948	100%
Customer refunds(1)	(254)		—		(2,509)		—
Total Revenue, net of customer refunds	$7,916		$3,536		$9,227		$8,948

(1)    Customer refunds are related to the recall for certain 2021-2022 model year FE4-129 vehicles (“ZEV4”) that were manufactured with Romeo Power Systems, Inc (“Romeo”) battery packs. See section “Revenue Recognition” below for more detail concerning the accounting treatment and the section “Warranties and Recall Campaigns” for more detail on the recall.

Concentrations of supplier risk

As of June 30, 2023, one supplier accounted for 73% of the Company’s total accounts payable. As of December 31, 2022, two suppliers accounted for 20% and 15% of the Company’s total accounts payable. For the three months ended June 30, 2023, one supplier accounted for 46% of inventory purchases. For the three months ended June 30, 2022, two suppliers accounted for 42% and 32% of inventory purchases. For the six months ended June 30, 2023, two suppliers accounted for 33% and 11% of inventory purchases. For the six months ended June 30, 2022, two suppliers accounted for 40% and 26% of inventory purchases.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$2,989	$3,397	$2,028	$3,349
Credit loss expense (1)	981	450	1,942	498
Deductions (1)	(1,929)	—	(1,929)	—
Balance at end of period	$2,041	$3,847	$2,041	$3,847

(1) The charges to expense and deductions in the allowance for doubtful accounts during the three and six months ended June 30, 2023 were primarily associated with two customers. The customers were unable to pay, and the Company repossessed the vehicles as collateral for the accounts receivable balance. The charges to expense represent further impairment of the receivable balance down to the net realizable value of the collateral. The deductions represent the write off of the remaining accounts receivable balance after applying the net realizable value of the collateral against the outstanding balance.

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

Impairment of long-lived assets

Long-lived assets to be held and used in the Company’s operations are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from its use and eventual disposition over its remaining economic life. The Company assesses recoverability by comparing the sum of projected undiscounted cash flows from the use and eventual disposition over the remaining economic life of a long-lived asset or asset group to its carrying value, and records a loss from impairment if the carrying value is more than its undiscounted cash flows. Assets or asset groups to be abandoned or from which no future benefit is expected are written down to zero in the period it is determined they will no longer be used and are removed entirely from service. There were no impairments of long-lived assets recognized during the three and six months ended June 30, 2023 and 2022.

Revenue recognition

Revenue Summary

The following table disaggregates revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ZEVs	$7,885	$3,220	$11,107	$8,399
Other	285	316	629	549
Gross Revenue	$8,170	$3,536	$11,736	$8,948
Customer refunds(1)	(254)	—	(2,509)	—
Total Revenue, net of customer refunds	$7,916	$3,536	$9,227	$8,948

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

Balance as of December 31, 2022	$794
Revenues recognized	(1,653)
Increase due to billings	1,980
Balance as of June 30, 2023	$1,121

Returns and Refunds

Based on the Company’s standard terms and conditions, consideration paid for goods and/or services that customers purchase from the Company are nonrefundable. Therefore, at the time revenue is recognized, the Company does not estimate expected refunds for goods or services, nor does the Company exclude any such amounts from revenue.

However, during the six months ended June 30, 2023 and as special consideration to those customers impacted by the Romeo battery recall, the Company extended an offer to allow a return and refund for the affected ZEV4s. The Company applied a reserve for estimated refunds based on known pending refunds and reduced sales accordingly. The Company initially recorded in March 2023, on a gross basis, a refund liability in the amount of $5,037 and inventory in the amount of $2,171. The total refund liability associated with ZEV4 recalls was $1,285 as of June 30, 2023, which is included in “Accrued expenses and other current liabilities” on the consolidated balance sheets. In some instances, the refund paid to customers exceeded the original transaction price and value of goods to be received (“Accommodation”), representing consideration payable to the customer. The Company recorded the Accommodation as an asset and will derecognize the asset as a reduction to the future revenues that will be recognized from orders placed by that customer, which were associated with the Accommodation. The Company recorded an Accommodation in the amount of $611 in March 2023 and this amount was included in “Prepaid expenses and other current assets” on the consolidated balance sheets. During the three months ended June 30, 2023, the Company derecognized the Accomodation in the amount of $290 as a reduction to revenues. The Company expects the remainder of the Accommodation asset to be derecognized over the remainder of 2023 as orders associated with the Accommodation are completed and gross revenue is recognized.

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

As of June 30, 2023, the Company had remaining performance obligations related to a non-cancellable (other than for a breach by the Company) minimum-quantity purchase commitment. The customer is obligated to purchase a fixed number of ZEVs through December 31, 2023. The Company estimates that the future revenues associated with this contract (based on estimated orders from the customer) will be $3,744 in 2023 and $5,184 in 2024. The timing of the revenue associated with these estimates will change if the ZEVs are commissioned and/or shipped subsequent to the year in which they were ordered, as revenue will not be recognized until control of the ZEV transfers to the customer based on the purchase order shipping terms.

Contract Balances

The following table summarizes the Company’s contract balances:

	June 30, 2023	December 31, 2022	January 1, 2022
Accounts receivable, net of allowance of $2,041, $2,028 and $3,349 as of June 30, 2023, December 31, 2022 and January 1, 2022, respectively	$8,660	$9,899	$9,172
Contract Assets	321	—	—
Contract Liabilities - Current	1,121	794	147

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

On December 16, 2022, the Company initiated a voluntary recall for certain 2021-2022 model year Lightning eMotors ZEV4 vehicles due to multiple software and hardware discrepancies internal to the Romeo battery packs installed in the ZEV4 series vehicles. The affected vehicles may fail to operate in cold temperatures, fail to start, or may lose traction power while driving, increasing the risk of an accident. Romeo has been formally notified of the recall; however, Romeo has not reached a solution to honor their battery warranty. See Note 13 under the section “Legal Proceedings”. The Company’s current remedy is to either replace the ZEV4 manufactured with Romeo battery packs with updated ZEV4 models manufactured with Proterra battery packs or to refund full value of the purchase price to the customer. The Company will seek to recover the costs and expenses associated with the recall from the remaining assets of Romeo, or otherwise in the lawsuit against Nikola and Romeo described in Note 13.

On March 27, 2023, the Company initiated a voluntary recall for certain model year 2020 FT3-43, 2019-2022 FT3-86, 2020 FE4-86 and 2019-2021 FE4-129 vehicles equipped with eMatrix battery packs. Defective structural welds and internal radiator leaks have been found in the battery packs which may result in isolation faults and cell imbalances. The affected vehicles may lose traction power, increasing the potential for collisions or experience a thermal runaway which could result in vehicle fires. The Company is still in process of developing a remedy for the structural welds and internal radiator leaks and at this time is unable to reasonably estimate a range of the potential losses associated with the recall.

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

Current debt is not presented at fair value on the consolidated balance sheets, as it is recorded at carrying value, net of unamortized debt discounts. However, the 7.5% $100,000 convertible senior note (the “Convertible Note”) has an embedded conversion option accounted for as a derivative liability, which is presented at fair value on the consolidated balance sheets. The fair value of the Convertible Note, including the conversion option, was $51,336 and $58,155 as of June 30, 2023 and December 31, 2022, respectively. The Company’s term note and working capital facility (“Facility”) had an outstanding term note with a principal amount of $3,000 as of both June 30, 2023 and December 31, 2022 and a fair value of $3,099 and $3,125 as of June 30, 2023 and December 31, 2022, respectively.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were measured at fair value on a recurring basis in the consolidated balance sheets.

	Level 1	Level 2	Level 3
As of June 30, 2023
Financial assets
Cash equivalents	$6,987	$—	$—
Financial Liabilities
Warrant liability	$—	$—	$10
Derivative liability	—	—	2
Earnout liability	—	—	446
As of December 31, 2022
Financial assets
Cash equivalents	$51,351	$—	$—
Financial Liabilities
Warrant liability	$—	$—	$60
Derivative liability	—	—	78
Earnout liability	—	—	2,265

As of June 30, 2023 and December 31, 2022, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input.

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

Advertising

Advertising costs are expensed when incurred and are included in “Selling, general and administrative” expenses and total $182 and $128 for the three months ended June 30, 2023 and 2022, and $395 and 244 for the six months ended June 30, 2023 and 2022, respectively.

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

June 30, 2023
Balance at beginning of period	$2,265
(Gain) loss	(1,819)
Balance at end of period	$446

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

Note 3 – Inventories

At June 30, 2023 and December 31, 2022, inventories consist of the following:

	June 30, 2023	December 31, 2022
Raw materials	$36,609	$30,763
Work in progress	3,404	3,357
Finished goods	17,134	12,946
Total inventories	$57,147	$47,066
The Company reduced the cost of certain inventory to net realizable value by zero and $682 during the three months ended June 30, 2023 and 2022 and $2,864 and $777 for the six months ended June 30, 2023 and 2022, respectively, which was recorded in “Cost of revenues.”

Note 4 – Prepaid Expenses and Other Current Assets

At June 30, 2023 and December 31, 2022, prepaid expenses and other current assets consist of the following:

	June 30, 2023	December 31, 2022
Vendor deposits	$2,813	$4,447
Prepaid insurance	1,564	2,367
Other prepaid expenses	2,281	2,559
Other current assets	21	28
Total prepaid expenses and other current assets	$6,679	$9,401

Note 5 – Property and Equipment

Cost and accumulated depreciation as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Machinery and equipment	$3,232	$2,945
Vehicles	4,443	3,634
Leasehold improvements	3,373	3,660
Computer equipment	1,060	688
Software	84	11
Furniture and fixtures	1,082	969
Capital projects in progress	3,529	2,317
Total cost	16,803	14,224
Accumulated depreciation and amortization	(3,832)	(2,705)
Total property and equipment, net	$12,971	$11,519

Depreciation and amortization expense associated with property and equipment is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$231	$125	$389	$210
Research and development	15	16	31	108
Selling, general and administrative	392	247	712	426
Total depreciation and amortization expense	$638	$388	$1,132	$744

Note 6 – Accrued Expenses and Other Current Liabilities

At June 30, 2023 and December 31, 2022, accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
Accrued professional services	$666	$597
Accrued interest	561	806
Accrued payroll and benefits	2,124	1,451
Other accrued expense	441	1,436
Warranty liability	1,599	1,268
Refund liability	1,285	—
Customer deposits	875	427
Deferred revenue	92	106
Current portion of finance lease obligation	210	179
Total accrued expenses and other current liabilities	$7,853	$6,270

Changes in warranty liability (included in accrued expenses and other current liabilities) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$1,851	$1,191	$1,268	$994
Charge for the period	110	448	668	700
Utilized during the period	(362)	(427)	(337)	(482)
Balance at end of period	$1,599	$1,212	$1,599	$1,212

Note 7 – Notes Payable

Notes payable as of June 30, 2023 and December 31, 2022 consist of the following:

	June 30, 2023	December 31, 2022
Convertible Note	$59,863	$73,863
Facillity	3,000	3,000
Prepaid Advance Agreement	1,650	—
Total debt principal	64,513	76,863
Unamortized debt discount - Convertible Note	(8,092)	(14,735)
Unamortized debt discount - Facility	(18)	(25)
Unamortized debt discount - Prepaid Advance Agreement	(131)	—
Total debt less unamortized debt discount	$56,272	$62,103
Less current portion - Convertible Note	$(51,771)	$—
Less current portion - Prepaid Advance Agreement	$(1,519)	$—
Total long-term debt	$2,982	$62,103

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
On November 21, 2022, the Company completed an exchange with certain holders of the Convertible Notes via privately negotiated exchange agreements, pursuant to which the holders agreed to exchange $14,000 in aggregate principal amount of the Company's outstanding Convertible Notes for 663,822 newly issued shares of the Company's common stock, par value $0.0001 per share, at a price of $21.00 per share. The Company recognized a gain on extinguishment of $2,921 in “(Gain) loss on extinguishment of debt” on the consolidated statement of operations associated with the difference between (1) the sum of the fair value of the common stock issued of $8,138 and (2) the sum of the carrying amount of the converted debt $11,021 and the fair value of the convertible note derivative liability of $38.
On February 10, 2023, the Company completed an exchange with a holder of the Convertible Notes via a privately negotiated exchange agreement, pursuant to which the holder agreed to exchange $3,500 in aggregate principal amount of the Company's outstanding Convertible Notes at 95% of par for 210,443 newly issued shares of the Company's common stock, par value $0.0001 per share, at a price of $15.80 per share. The Company recognized a gain on extinguishment of $47 in “(Gain) loss on extinguishment of debt” on the consolidated statement of operations associated with the difference between (1) the sum of the fair value of the common stock issued of $2,811 and (2) the sum of the carrying amount of the converted debt $2,850 and the fair value of the convertible note derivative liability of $8.
On March 15, 2023, the Company completed an exchange with certain holders of the Convertible Notes via privately negotiated exchange agreements, pursuant to which the holders agreed to exchange $10,500 in aggregate principal amount of the Company's outstanding Convertible Notes for 937,500 newly issued shares of the Company's common stock, par value $0.0001 per share, at a price of $11.20 per share. The Company recognized a gain on extinguishment of $2,918 in “(Gain) loss on extinguishment of debt” on the consolidated statement of operations associated with the difference between (1) the sum of the fair value of the common stock issued of $5,756 and (2) the sum of the carrying amount of the converted debt $8,669 and the fair value of the convertible note derivative liability of $5.

The following table provides a reconciliation of the beginning and ending balances for the Convertible Note derivative liability measured at fair value using significant unobservable inputs (Level 3):

2023
Balance at beginning of period	$78
(Gain) Loss	(63)
Change resulting from conversions	(13)
Balance at end of period	$2

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

Interest expense for the three months ended June 30, 2023 and 2022 was $3,117 and $3,938, respectively, of which $1,122 and $1,647, respectively, related to contractual interest expense and $1,995 and $2,291, respectively, related to amortization of the discount. Interest expense for the six months ended June 30, 2023 and 2022 was $6,538 and $7,701, respectively, of which $2,376 and $3,295, respectively, related to contractual interest expense and $4,162 and $4,406, respectively, related to amortization of the discount.

Facility

The Facility provides for both term and working capital loans for borrowings up to $9,800 as of June 30, 2023. However, the Company’s Convertible Note requirements limit the Company’s permitted indebtedness to $5,000. Interest is payable quarterly on borrowings at a fixed annual rate of 15%. Borrowings under the Facility are secured by substantially all the Company’s assets, are subject to borrowing base limitations, and require the Company to meet certain covenants. The Facility borrowings, with a maturity date of October 21, 2024, were $3,000 as of June 30, 2023 and December 31, 2022. Interest expense related to the Facility was $120 and $115 for the three months ended June 30, 2023 and 2022, and $238 and $229 for the six months ended June 30, 2023 and 2022, respectively.

Pre-Paid Advance Agreement
On May 16, 2023, the Company entered into a Pre-Paid Advance Agreement (the “PPA”) with YA II PN, Ltd., a Cayman Islands exempt limited partnership (the “Investor”). In accordance with the terms of the PPA, the Company may request pre-paid advances of up to $2,000 from the Investor (or such greater amount that the parties may mutually agree) (each, a “Pre-Paid Advance”), with an aggregate limit of $50,000, over an 18-month period. Such Pre-Paid Advances will be purchased by the Investor at 92% of the face amount. Interest will accrue on the outstanding balance of any Pre-Paid Advance at 0%, subject to an increase to 15% upon events of default described in the PPA. At any time while a Pre-Paid Advance is outstanding, the Investor may, by providing written notice to the Company (a “Purchase Notice”), require the Company to issue and sell shares of common stock to the Investor. The aggregate purchase price of the shares of common stock will be based on a price per share equal to the lower of: (a) with respect to each Pre-Paid Advance, 100% of the volume weighted average price (the “VWAP”) of the Company’s common stock on the trading day immediately preceding the closing of such Pre-Paid Advance (the “Fixed Price”) or (b) 92.0% of the average of the two lowest daily VWAPs during the seven trading days immediately prior to receipt of the Purchase Notice (as applicable, the “Purchase Price”), however in no event will the Purchase price be less than $0.856 (the “Contractual Floor Price”).
While Pre-Paid Advances are outstanding, and within three trading days of a Trigger Event (as defined below), the Company must pay the Investor a monthly cash payment (the “Monthly Payment”) of $1,000, plus any accrued and unpaid interest and a 7% redemption premium. Thereafter, the Company must pay the Investor the Monthly Payment every 30 calendar days after the due date of the initial Monthly Payment; provided that the Company’s monthly obligation to make such payments will end with respect to a particular Trigger Event if the daily VWAP of the Company’s common stock for five consecutive trading days immediately prior to the due date of the next Monthly Payment is 20% or greater than the Contractual Floor Price, unless a new Trigger Event occurs. A “Trigger Event” occurs if (i) the common stock is lower than the Contractual Floor Price for any five of seven consecutive trading days or (ii) the Company has issued substantially all of the shares available under the rules of the New York Stock Exchange until stockholder approval is received (19.9% of the shares outstanding as of the date hereof) (excluding the initial Pre-Paid Advance).
During the three and six months ended June 30, 2023, the Company received Pre-Paid Advances in the aggregate amount of $3,200 and received proceeds in the amount of $2,944, net of issuance cost in the amount of $256. During the three and six months ended June 30, 2023, the Company converted $1,550 with the issuance of 461,548 newly issued shares of common stock to Yorkville. The Company recognized a loss on extinguishment of $468 in “Interest expense, net” on the consolidated statement of operations associated with the difference between (1) the sum of the fair value of the common stock issued of $1,894 and (2) the sum of the carrying amount of the converted debt $1,426. Interest expense related to the PPA was $468 for the three and six months ended June 30, 2023 and zero for the three and six months ended June 30, 2022.

Debt maturities

The total balance of all debt matures as follows:

Period Ending December 31,	Amount
2023 (remainder of the year)	$—
2024	64,513
2025	—
Thereafter	—
Total	$64,513

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

The Company assesses the expected lease term at lease inception and discounts the lease using a fully-secured, annual incremental borrowing rate (or rate implicit in the lease, if readily determinable), adjusted for time value corresponding with the expected lease term. The Company elected, for all classes of underlying assets, to not apply the balance sheet recognition requirements of ASC 842, Leases, to leases with a term of one year or less and not expected to be renewed, and instead, recognize the lease payments in the income statement on a straight-line basis over the lease term. The Company elected to combine lease and non-lease components for its Operating Facility, IT equipment and manufacturing equipment leases.

Right-of-use assets and lease liabilities as of June 30, 2023 and December 31, 2022 consist of the following:

	June 30, 2023		December 31, 2022
	Operating	Finance	Operating	Finance
Assets
Right-of-use assets, net (1)	$7,072	$973	$7,735	$893
Liabilities
Lease obligation - current portion (2)	$1,822	$210	$1,649	$179
Lease obligation - long-term portion (3)	6,772	640	7,735	619
Total lease obligations	$8,594	$850	$9,384	$798

Weighted average remaining lease terms (in years)	3.7	4.4	4.2	4.8
Weighted average discount rate	15%	4%	15%	4%

(1)Finance right-of-use assets, net are included in “Other assets” on the consolidated balance sheets.
(2)Finance lease obligation – current portion is included in “Accrued expenses and other current liabilities” on the consolidated balance sheets.
(3)Finance lease obligation – long-term portion is included in “Other long-term liabilities” on the consolidated balance sheets.

The Company’s lease cost is presented below. The Company does not have any short-term leases or leases with variable lease payments. The financing lease cost for the three and six months ended June 30, 2023 and 2022 was immaterial.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Lease Cost
Cost of revenues	$404	$261	$808	$522
Research and development	76	77	152	155
Selling, general and administrative	183	319	366	627
Total operating lease cost	$663	$657	$1,326	$1,304

The maturities of the Company’s lease liabilities are as follows:

	June 30, 2023
	Operating	Finance
2023 (remainder of year)	$1,459	$118
2024	2,997	237
2025	3,043	192
2026	3,105	160
2027	518	113
Thereafter	—	95
Total future minimum lease payments	11,122	915
Less: imputed interest	(2,528)	(65)
Total maturities	$8,594	$850

Note 9 – Capital Structure

Reverse Stock Split
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

During the three months ended September 30, 2022 and concurrently with the signing of the ELOC Agreement, the Company issued 14,974 shares of its common stock to Lincoln Park as a commitment fee. The fair value of the shares issued for the commitment fee of $851 was recorded in "Selling, general and administrative" expense on the Company's consolidated statements of operations.

As of June 30, 2023, the Company had not sold any common stock to Lincoln Park under the ELOC Agreement, other than the shares of common stock issued as a commitment fee. The Company has agreed with the Investor that it will not utilize the ELOC while there are outstanding Pre-Paid Advances without the Investor’s consent.

Warrants

As of June 30, 2023, there are warrants outstanding convertible into 1,218,285 shares of common stock. In total, the warrants include 14,999,970 public warrants convertible into 749,998 shares of common stock, 8,695,641 Convertible Note warrants convertible into 434,782 shares of common stock, and 670,108 private placement warrants convertible into 33,505 shares of common stock outstanding. Each warrant entitles the holder to purchase 1/20th of a share of common stock at a price of $230.00 per whole share, subject to adjustment as discussed below. The warrants will expire at 5:00 p.m., New York City time, on May 26, 2026, the fifth anniversary of the completion of the Company’s Business Combination, or earlier upon redemption or liquidation.

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

The following table presents information for privately placed warrants that were assumed in the Business Combination:

	Number of Warrants(1)	Warrant Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Life
Private warrants assumed through Business Combination
Outstanding at December 31, 2021	670,108	$2,185	$230.00	4.3
Change in fair value	—	(2,125)	—	—
Outstanding — December 31, 2022	670,108	60	230.00	3.4
Change in fair value	—	(50)	—	—
Outstanding — June 30, 2023	670,108	10	230.00	2.8

(1)     The 670,108 private placement warrants are convertible into 33,505 shares of common stock outstanding. Each warrant entitles the holder to purchase 1/20th of a share of common stock at a price of $230.00 per whole share, subject to adjustment.

Note 10 – Stock-Based Compensation

2021 Equity Incentive Plan

In connection with the Business Combination, the stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides the Company the ability to grant incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance units, performance shares, cash-based awards and other stock-based awards. The purpose of the 2021 Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons for performing services and by motivating such persons to contribute to the growth and profitability of the Company and its subsidiaries. As of June 30, 2023, there were 889,711 shares reserved and 428,167 shares available for grant under the 2021 Plan.

Prior Lightning Systems 2019 Equity Incentive Plan

The legacy Lightning Systems 2019 Equity Incentive Plan (“2019 Plan”) provided for the grant of incentive stock options, non-qualified stock options, and other awards. As a result of the Business Combination, the 2019 Plan was superseded by the 2021 Plan; therefore, no further awards will be granted under the 2019 Plan. In connection with the Business Combination, awards outstanding were converted into an option exercisable for common stock of the Company based on the Exchange Ratio. As of June 30, 2023, there were 75,103 stock options previously granted and unexercised under the 2019 Plan, which remain subject to the terms and conditions of the 2019 Plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options expense
Cost of revenues	$5	$5	$7	$10
Research and development	1	10	7	19
Selling, general and administrative	322	192	519	384
Total stock options expense	$328	$207	$533	$413
Restricted stock units expense
Cost of revenues	$73	$53	$160	$107
Research and development	(7)	33	54	79
Selling, general and administrative	965	1,143	2,054	1,809
Total restricted stock units expense	$1,031	$1,229	$2,268	$1,995
Total stock-based compensation	$1,359	$1,436	$2,801	$2,408

The estimated unrecognized expense for stock options and RSUs not vested as of June 30, 2023, which will be recognized over the remaining requisite service period, is as follows:

Stock options unrecognized expense	$2,717
Stock options weighted-average remaining requisite service period (in years)	1.7
Restricted stock units unrecognized expense	$8,458
Restricted stock units weighted-average remaining requisite service period (in years)	1.5

Stock Option Awards

Stock option awards are issued to employees with an exercise price equal to the estimated fair market value per share at the date of grant and a term of 10 years. Stock option awards generally vest over 4 years. It is the Company’s policy to issue new shares upon option exercise. Changes in the Company’s stock options for the six months ended June 30, 2023 are presented in the table below.

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2023	138,091	$45.60
Granted	—	$—
Exercised	(9,502)	$1.08
Forfeited	(4,100)	$12.96
Expired	(1,093)	$—
Outstanding at June 30, 2023	123,396	$50.32	$96	7.5
Vested and exercisable at June 30, 2023	70,636	$39.56	$64	7.2

Changes in the status of the Company’s non-vested stock option awards for the six months ended June 30, 2023 are presented in the table below.

	Non-vested Shares Under Option	Weighted Average Grant Date Fair Value per Share
Non-vested at January 1, 2023	73,939	$35.00
Granted	—	$—
Vested	(17,079)	$87.65
Forfeited	(4,100)	$12.96
Non-vested at June 30, 2023	52,760	$64.73

The aggregate intrinsic value of options exercised were $60 and $106 during the three months ended June 30, 2023 and 2022, respectively.

Restricted Stock Unit Awards

The Company grants RSU awards to employees that generally vest over 3 years. RSU awards are valued based on the closing market price of the Company’s common stock on the grant date.

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2023	188,223	$71.40
Granted	239,189	$5.45
Vested	(39,069)	$89.26
Forfeited	(31,949)	$57.07
Outstanding at June 30, 2023	356,394	$26.51

Other Employee Benefits - 401(k) Savings Plan

The Company has an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees. Under the 401(k) Plan, employees may make voluntary contributions based on a percentage of their pretax income, subject to statutory limitations. The Company matches 100% for the first 3% of each employee’s contribution and 50% for the next 2% of each employee’s contribution. The Company’s cash contributions are fully vested upon the date of match. The Company made matching cash contributions of $240 and $200 for the three months ended June 30, 2023 and 2022, respectively, and $497 and $365 for the six months ended June 30, 2023 and 2022, respectively

Note 11 – Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred taxable losses since inception. The Company’s effective income tax rate was 0% for the three and six months ended June 30, 2023 and 2022 and the realization of any deferred tax assets is not more likely than not.

Note 12 – Earnings (Loss) per Common Share

Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of potentially dilutive common shares that could result from the exercise of outstanding stock options and warrants, vesting of restricted stock and conversion of convertible notes. No potentially dilutive common shares are included in the computation of any diluted per share amount when a loss is reported, which was the case for the three and six months ended June 30, 2023 and 2022. The Company applied the treasury stock method to account for the dilutive impact of its options, warrants and restricted stock units and the if-converted method for its Convertible Note.

The following table reconciles the earnings (loss) and number of common shares used to calculate basic and diluted earnings per common share attributable to the Company’s shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings per common share:
Net income (loss) - basic	$(21,448)	$35,738	$(44,883)	$24,982
Weighted shares outstanding - basic	5,800,106	3,770,406	5,299,921	3,763,443
Basic earnings (loss) per common share	$(3.70)	$9.48	$(8.47)	$6.64

Diluted earnings per common share:
Net income (loss) - basic	$(21,448)	$35,738	$(44,883)	$24,982
Add: Convertible Note interest expense, net of tax	—	3,938	—	7,701
Reverse: Change in fair value of derivative liability	—	(10,087)	—	(12,642)
Net income (loss) - diluted	$(21,448)	$29,589	$(44,883)	$20,041
Weighted shares outstanding - basic	5,800,106	3,770,406	5,299,921	3,763,443
Add: Dilutive effects of stock options and restricted stock units	—	108,092	—	118,610
Add: Dilutive effects of if-converted Convertible Note	—	382,012	—	382,012
Weighted shares outstanding - diluted	5,800,106	4,260,511	5,299,921	4,264,065
Diluted earnings (loss) per common share	$(3.70)	$6.94	$(8.47)	$4.70

All potentially dilutive common shares in the following table were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2023 and 2022 because including them would have had an anti-dilutive effect due to losses reported during those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Convertible notes payable	260,273	—	260,273	—
Outstanding warrants	1,218,286	1,218,286	1,218,286	1,218,286
Stock options	123,396	47,328	123,396	47,328
Restricted stock units	356,394	45,766	356,394	39,991
Common and preferred Series C warrants	—	—	—	—
Total anti-dilutive stock	1,958,349	1,311,380	1,958,349	1,305,605

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

The Company also has other commitments, including marketing and software subscription agreements.

The amounts in the table below represent the Company’s future minimum commitments.

	As of June 30, 2023
	Firm Purchase	Other	Total
2023 (remainder of the year)	$40,551	$469	$41,020
2024	—	457	457
2025	—	178	178
2026	—	138	138
2027	—	—	—
Thereafter	—	—	—
Total	$40,551	$1,242	$41,793

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

On March 9, 2023, the Company filed a lawsuit against Romeo Systems, Inc. and Nikola Corporation in the Larimer County District Court, Colorado (Case No. 2023CV30187) seeking damages for breach of contract and tortious interference related to the product supply agreement between the Company and Romeo dated July 13, 2020, arising from Romeo’s failure to deliver batteries under the agreement and for costs associated with a recall of the batteries. The Company initiated a voluntary recall after Romeo refused to take action as the supplier of the batteries. On June 28, 2023, the Company was awarded a default judgment in the amount of $9,800 against Romeo. Romeo recently instituted an assignment for the benefit of creditors in California and the Company will file a claim for recovery in the proceeding. It is uncertain if the Company will receive any distribution of the claim. The Company will continue to pursue claims against Nikola in the lawsuit.

Recall Campaigns
On December 16, 2022, the Company initiated a voluntary recall for certain 2021-2022 model year Lightning eMotors ZEV4 vehicles due to multiple software and hardware discrepancies internal to the Romeo battery packs installed in the ZEV4 series vehicles. The affected vehicles may fail to operate in cold temperatures, fail to start, or may lose traction power while driving, increasing the risk of an accident. Romeo has been formally notified of the recall; however, Romeo has not reached a solution to honor their battery warranty. The Company’s current remedy is to either replace the ZEV4 manufactured with Romeo battery packs with updated ZEV4 models manufactured with Proterra battery packs or to refund full value of the purchase price to the customer. The Company will seek to recover the costs and expenses associated with the recall from Romeo and Nikola
On March 27, 2023, the Company initiated a voluntary recall for certain model year 2020 FT3-43, 2019-2022 FT3-86, 2020 FE4-86 and 2019-2021 FE4-129 vehicles equipped with eMatrix battery packs. Defective structural welds and internal radiator leaks have been found in the battery packs which may result in isolation faults and cell imbalances. The affected vehicles may lose traction power, increasing the potential for collisions or experience a thermal runaway which could result in vehicle fires. Because the remedy is still being developed, the Company is unable to reasonably estimate a range of the potential losses associated with the recall.

Note 14 - Subsequent Events
Settlement Agreement
On July 24, 2023, Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with eMatrix Energy Systems, Inc. (“eMatrix”) and Linamar Corporation (“Linamar”) in the matter of eMatrix Energy Systems, Inc. v. Lightning eMotors, Inc. v. eMatrix Energy Systems, Inc. and Linamar Corporation, Case No. 2021-191769 (Oakland County Circuit Court, Michigan) (the “Action”). The Settlement Agreement settles all claims asserted or that could have been asserted in the Action by eMatrix against the Company, and those asserted or that could have been asserted by the Company against eMatrix and Linamar, related to eMatrix’s sales of electric vehicle battery packs to the Company.
Pursuant to the Settlement Agreement, Linamar, on behalf of itself and eMatrix, has agreed to pay the Company $3.0 million in cash, and the Company, eMatrix and Linamar executed mutual releases and agreed to dismiss the Action with prejudice without any party admitting fault, liability or wrongdoing.
Amendment to Security Agreement
On August 10, 2023, Lightning Systems, Inc. and Cupola Infrastructure Income Fund, L.L.L.P. entered into Amendment No. 2 (the “Amendment”) to the Loan and Security Agreement dated October 10, 2019, as amended (the “Loan and Security Agreement”). The Amendment modifies certain terms of the Loan and Security Agreement: (i) the Amendment modifies our Facility’s financial covenant requiring that total equity plus expected EBITDA at the end of the next quarter and the following quarter be greater than $0, by establishing that the covenant is to now be evaluated beginning with the quarter ending September 30, 2023; and (ii) the Amendment also provides for a 3% increase, from 15% to 18%, on the fixed annual interest rate under our Facility for any principal amount outstanding on any working capital loans. The description of the Amendment is qualified in its entirety by reference to the text of the Amendment, which is filed as Exhibit 10.9 to this report and is incorporated herein by reference.

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to the risks described herein and in our annual report on Form 10-K, including, but not limited to: our ability to continue as a going concern; our ability to continue operations; our ability to become profitable; our ability to raise additional funds or find a strategic partner; our ability to service our debt; our ability to control costs of our operations; our ability to obtain sufficient supplies of chassis, motors, batteries and other critical components for the manufacture of our ZEVs and powertrains; an increase in the cost of raw materials due to inflation; the impact of inflation and rising rates on customers’ decisions to purchase ZEVs; the number of orders placed by our commercial fleet customers; the market acceptance of our products; the availability, amount and disbursement of government grants, loans or other incentives; and other risks and uncertainties.

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

Recent Developments

Production. During the three months ended June 30, 2023 and 2022, we produced 46 and 74 units, respectively, consisting of zero-emission vehicles, or ZEVs, mobile battery vehicle chargers and separately sold zero-emission powertrains. During the three months ended June 30, 2023, we sold 70 units compared to the sale of 36 units in the same period in 2022. During the six months ended June 30, 2023 and 2022, we produced 99 and 144 units, respectively. During the six months ended June 30, 2023, we sold 99 units compared to the sale of 104 units in the same period in 2022. As of August 4, 2023, we had over 600 vehicles on the road with over 4.9 million miles driven. We are currently focused on increasing production of our ZEVs and our mobile battery vehicle charger, reducing costs, increasing the affordability and efficiency of our ZEVs, and bringing new products to market, such as ZEV4 work trucks.

Orders. In May 2023, we signed a contract with Macnab EV Sales Corp. to deliver 126 ZEVs to the leading Canadian commercial vehicle distributor by the end of 2023. Deliveries of ZEV3 vans to Macnab have already begun. The full order of 126 vehicles includes ZEV3 cargo and passenger van configurations and ZEV4 shuttle buses.

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

Ability to Continue as a Going Concern. As discussed herein, we have suffered recurring losses from operations and there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon us attaining and maintaining profitable operations and/or raising additional capital from equity offerings, debt financings or other capital markets transactions, collaborations, strategic partnerships or licensing arrangements. We have been working with financial advisors to assist us in identifying strategic partners and financing to fund operations and to take actions to maximize our liquidity. If capital is not available to us when, and in the amounts needed, we could be required to liquidate inventory, cease or curtail operations, or seek protection under applicable bankruptcy laws or similar state proceedings. There can be no assurance that we will be able to raise the capital we need to continue our operations.

Availability of grant funding. Many of our customers utilize state and federal incentive programs to offset the higher initial costs of electric vehicles, as well as to fund the installation of charging equipment. In connection with the new tax credits for certain commercial EVs established by the Inflation Reduction Act of 2022, we have been transitioning some of our efforts towards larger ZEVs that qualify for the larger tax credits. The IRS is still in the process of releasing further guidance on specific aspects of the aforementioned credits. The announcement of the IRA and the delay in receiving adequate IRS guidance as to the roll-out of the new tax credits has slowed order volumes thus far in 2023 and increased customer buying decision cycle times, as many existing or potential customers are waiting to place orders until they are certain of the amount of tax credits available per ZEV. In addition, many customers are evaluating the size and type of ZEV they intend to purchase because the amount of the tax credit depends on the weight of the vehicle, among other factors. Furthermore, other government programs, such as the FTA's Low- and No-Emission Vehicle Program, the Colorado Electric School Bus Grant Program or certain other state programs, recently announced new funding and are in the process of making these funds available for eligible purchases. Until these processes are established, we believe, customer orders may be delayed.

Supply-Chain challenges. We have been experiencing significant delivery delays from our suppliers since April 2020. In addition, we often do not get informed of delivery delays until or after the expected delivery dates and have, at times, also experienced deliveries in advance of expected delivery dates without prior notice (for orders that were previously delayed), which does not allow for adequate planning. We have also been experiencing shortages of chassis and other components. We have increased our raw material inventories and added new suppliers. However, adding new suppliers, especially for chassis, increases cost and delays production. We expect supply chain challenges will continue for the foreseeable future. As a result of these challenges, we are carefully monitoring our inventory of chassis, batteries, motors and other raw materials to optimize cost, minimize supply chain issues. We have also entered into multi-year minimum purchase commitments with some of our suppliers of critical components. As of June 30, 2023, the minimum purchase commitment for the next twelve months is $40.6 million under these agreements. However, we are constantly evaluating our commitments and are currently in negotiations to either blend and extend or terminate some of our future commitments to address supply chain constraints and costs.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2023 and 2022

Revenue

The following table compares revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Gross Revenue	$8,170	$3,536	$4,634	131%
Customer refunds(1)	(254)	—	$(254)	nm*
Revenue, net of customer refunds	$7,916	$3,536	$4,380	124%
ZEV units sold	70	36	34	94%

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Gross Revenue	$11,736	$8,948	$2,788	31%
Customer refunds(1)	(2,509)	—	$(2,509)	nm*
Revenue, net of customer refunds	$9,227	$8,948	$279	3%
ZEV units sold	99	104	(5)	(5)%
(1) Customer refunds are related to the ZEV4 recall on vehicles that were manufactured with Romeo battery packs.

Revenue is primarily derived from the sale of our ZEVs. Revenue, net of customer refunds increased by $4.4 million, or 124%, during the three months ended June 30, 2023, due to an increase in ZEV sales and an increase in the average sales price by unit. Excluding the adjustment for customer refunds, revenue increased by $4.6 million, or 131%, during the three months ended June 30, 2023.

Revenue, net of customer refunds increased by $0.3 million, or 3%, during the six months ended June 30, 2023 due to an increase in average sales price, offset by a decrease in ZEV sales and by refunds of the purchase price made to customers for the ZEV4 manufactured with Romeo batteries in connection with the Romeo recall. We will seek to recover the costs and expenses associated with the recall from Romeo. Excluding the adjustment for customer refunds, revenue increased by $2.8 million, or 31%, during the six months ended June 30, 2023.

Cost of Revenues, Gross Loss and Gross Margin

The following table compares the cost of revenues, gross loss and gross margin for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Cost of revenues	$12,933	$4,889	$8,044	165%
Gross loss	$(5,017)	$(1,353)	$(3,664)	(271)%
Gross margin	(63)%	(38)%

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Cost of revenues	$21,085	$12,611	$8,474	67%
Gross loss	$(11,858)	$(3,663)	$(8,195)	(224)%
Gross margin	(129)%	(41)%

Cost of revenues includes direct costs (parts, material, and labor); indirect manufacturing costs (manufacturing overhead, depreciation and plant operating lease expense); shipping, field services, logistics and warranty costs.

Cost of revenues increased during the three and six months ended June 30, 2023 due to an increase in the lower of cost or net realizable value expense associated with finished goods, an increase in inventory obsolescence expense, as well as an increase in costs per unit due to an increase in raw material costs and factory overhead and other fixed costs during the six months ended June 30, 2023 compared to the prior year period.

Research and Development

The following table compares research and development expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Research and development	$1,381	$1,810	$(429)	(24)%

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Research and development	$3,468	$3,752	$(284)	(8)%

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

Research and development expenses decreased during the three and six months ended June 30, 2023 primarily due to a decrease in our engineering headcount year-over-year.

Selling, General and Administrative

The following table compares selling, general and administrative expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative	$13,025	$12,559	$466	4%

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative	$27,873	$24,158	$3,715	15%

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

Selling, general and administrative expenses remained flat during the three months ended June 30, 2023. Selling, general and administrative expenses increased by $3.7 million, or 15%, during the six months ended June 30, 2023, primarily due to an increase in headcount in sales and administration staff.

Interest Expense, net

The following table compares interest expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Interest expense, net	$3,492	$3,849	$(357)	(9)%

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Interest expense, net	$6,621	$7,710	$(1,089)	(14)%
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

Interest expense for the three months ended June 30, 2023 included $3.1 million of accrued interest and discount amortization related to the Convertible Note, $0.1 million of interest expense associated with the Facility and $0.5 million of interest expense associated with the PPA, offset by $0.2 million of interest income on our cash equivalents. Interest expense for the three months ended June 30, 2022 included $3.9 million of accrued interest and discount amortization related to the Convertible Note and $0.1 million of interest expense associated with the Facility, offset by $0.2 million of interest income on our cash equivalents. Interest expense for the six months ended June 30, 2023 included $6.5 million of accrued interest and discount amortization related to the Convertible Note, $0.2 million of interest expense associated with the Facility and $0.5 million of interest expense associated with the PPA, offset by $0.6 million of interest income on our cash equivalents. Interest expense for the six months ended June 30, 2022 included $7.7 million of accrued interest and discount amortization related to the Convertible Note and $0.2 million of interest expense associated with the Facility, offset by $0.2 million of interest income on our cash equivalents.The decrease in interest expense for the three and six and months ended June 30, 2023 was due to the decrease in the Convertible Note balance from $87.8 million as of June 30, 2022 to $59.9 million as of June 30, 2023.

Change in Fair Value of Warrant Liabilities

The following table compares the change in fair value of warrant liabilities for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(dollar amounts in thousands)
Gain from change in fair value of warrant liabilities	$(44)	$(1,126)	$1,082

	Six Months Ended June 30,
	2023	2022	Change
	(dollar amounts in thousands)
Gain from change in fair value of warrant liabilities	$(50)	$(1,314)	$1,264

The change in fair value of the warrant liabilities for the three and six months ended June 30, 2023 and June 30, 2022 reflect the impact of the marking-to-market of the warrant liabilities.

Change in Fair Value of Derivative Liability

The following table compares the change in fair value of derivative liability embedded in the Convertible Note for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(dollar amounts in thousands)
Gain from change in fair value of derivative liability	$(24)	$(10,087)	10,063

	Six Months Ended June 30,
	2023	2022	Change
	(dollar amounts in thousands)
Gain from change in fair value of derivative liability	$(63)	$(12,642)	12,579

The changes in fair value of the derivative liability for the three and six months ended June 30, 2023 and June 30, 2022 reflect the impact of the marking-to-market of the underlying derivative embedded in the Convertible Note.

Change in Fair Value of Earnout Liability

The following table compares the change in fair value of earnout liability for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(dollar amounts in thousands)
Gain from change in fair value of earnout liability	$(1,413)	$(44,131)	$42,718

	Six Months Ended June 30,
	2023	2022	Change
	(dollar amounts in thousands)
Gain from change in fair value of earnout liability	$(1,819)	$(50,303)	$48,484

The changes in fair value of the earnout liability for the three and six months ended June 30, 2023 and June 30, 2022 reflect the impact of the marking-to-market of the earnout shares.

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

The following table reconciles net income (loss) to EBITDA and adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(21,448)	$35,738	$(44,883)	$24,982
Adjustments:
Depreciation and amortization	681	407	1,213	768
Interest expense, net	3,492	3,849	6,621	7,710
EBITDA	$(17,275)	$39,994	$(37,049)	$33,460
Stock-based compensation expense	1,359	1,436	2,801	2,408
(Gain) loss from change in fair value of warrant liabilities	(44)	(1,126)	(50)	(1,314)
(Gain) loss from change in fair value of derivative liability	(24)	(10,087)	(63)	(12,642)
(Gain) loss from change in earnout liability	(1,413)	(44,131)	(1,819)	(50,303)
(Gain) loss on extinguishment of debt	—	—	(2,965)	—
Romeo battery recall	254	—	2,509	—
Adjusted EBITDA	$(17,143)	$(13,914)	$(36,636)	$(28,391)

Adjusted Revenue

Adjusted revenue is defined as revenue before customer refunds. The following table reconciles revenue, net of customer refunds and adjusted revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net of customer refunds	$7,916	$3,536	$9,227	$8,948
Customer refunds	254	—	2,509	—
Adjusted Revenue	$8,170	$3,536	$11,736	$8,948

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

As of June 30, 2023, we had $12,620 in cash and cash equivalents and an accumulated deficit of $211,277. For the six months ended June 30, 2023, our net loss amounted to $44,883 and cash used in operating activities was $43,700. We had positive working capital of $11,876 as of June 30, 2023. The current and historical operating cash flows, current cash and working capital balances, and forecasted obligations were considered in connection with management’s evaluation of our ongoing liquidity. However, we will require additional capital to fund our operations. Our ability to access capital is critical. Until we can generate sufficient cash flow from operations, we expect to finance our operations equity offerings, debt financings or other capital markets transactions, collaborations, strategic partnerships or licensing arrangements. The amount and timing of future funding requirements depend on many factors, including the pace and results of development efforts and our ability to scale our operations. We have been working with financial advisors to assist us in identifying strategic partners and financing to fund operations and to take actions to maximize our liquidity. If capital is not available to us when, and in the amounts needed, we could be required to liquidate inventory, cease or curtail operations, or seek protection under applicable bankruptcy laws or similar state proceedings. There can be no assurance that we will be able to raise the capital we need to continue our operations.

We have secured and intend to employ various strategies to obtain the required funding for future operations such as accessing capital through our ELOC Agreement with Lincoln Park Capital, LLC or the Pre-Paid Advance Agreement with Yorkville. However, the ability to access the ELOC Agreement is dependent on our common stock trading volumes and the market price of our common stock, which cannot be assured, and as a result cannot be included as sources of liquidity for our ASC 205-40 analysis. As of June 30, 2023 and through the date of this filing, we have not sold any shares of common stock to Lincoln Park under the ELOC Agreement other than the commitment shares. We agreed with Yorkville that we will not utilize the ELOC while there are outstanding advances without Yorkville’s consent.

Due to uncertainties discussed above, there is substantial doubt about our ability to continue as a going concern through the next twelve months from the date of issuance of the consolidated financial statements contained herein.

Material Cash Requirements
From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of components and raw materials to be used in the manufacture of our products. To provide flexibility in our development and production plan and opportunities to renegotiate pricing, we generally do not have binding and enforceable purchase orders beyond the near term. However, in order to secure raw materials vital to our products, we have entered into multi-year minimum purchase commitments with some of our suppliers. If we fail to meet the minimum purchase commitments, we must pay a penalty. As of June 30, 2023, the minimum purchase commitment for the next twelve months is $41.8 million million under these agreements. However, we are currently in negotiations with certain suppliers to either blend and extend or terminate some of our future commitments due to supply chain constraints and cost increases for both parties. See Note 13 to the consolidated financial statements for additional information.

Our capital expenditures are typically difficult to project beyond the short term given potential supply chain constraints and market conditions. We estimate our total capital expenditures for the year 2023 to be between $5.0 and $8.0 million for development and production activities.

Debt
As of June 30, 2023, we had outstanding $59.9 million of principal indebtedness associated with our Convertible Note, which matures on May 15, 2024. We are obligated to make semi-annual interest payments of $2.3 million in May and November through maturity based on an annual interest rate of 7.5%.

On February 10, 2023, we completed an exchange with a holder of the outstanding Convertible Notes via privately negotiated exchange agreements, pursuant to which the holder agreed to exchange $3.5 million in aggregate principal amount of the Convertible Notes at a discount of 95% of par for 210,443 shares of our common stock at a price of $15.80 per share.

On March 15, 2023, we entered into privately negotiated exchange agreements with certain holders pursuant to which the holders agreed to exchange $10.5 million in aggregate principal amount of the outstanding Convertible Notes for 937,500 shares of our common stock, par value $0.0001 per share, at a price of $11.20 per share.

We also had outstanding $3.0 million of principal indebtedness associated with our Facility, which matures on October 21, 2024. We are obligated to make quarterly interest payments of $0.1 million through maturity based on an annual interest rate of 15%. See Note 7 to the consolidated financial statements for additional information.

On May 16, 2023, we entered into a Pre-Paid Advance Agreement, or the PPA, with YA II PN, Ltd., a Cayman Islands exempt limited partnership, or Yorkville. In accordance with the terms of the PPA, we may request pre-paid advances of up to $2,000 from the Investor at a discount of 92% (or such greater amount that the parties may mutually agree), with an aggregate limit of $50,000, over an 18-month period. Interest will accrue on the outstanding balance of any Pre-Paid Advance at 0%, subject to an increase to 15% upon events of default described in the PPA. At any time while a Pre-Paid Advance is outstanding, Yorkville may, by providing written notice, require us to issue and sell shares of common stock. The aggregate purchase price of the shares of common stock will be based on a price per share equal to the lower of: (a) with respect to each advance, 100% of the volume weighted average price (the “VWAP”) of our common stock on the trading day immediately preceding the closing of such advance (the “Fixed Price”) or (b) 92.0% of the average of the two lowest daily VWAPs during the seven trading days immediately prior to receipt of the notice (as applicable, the “Purchase

Price”), however in no event will the Purchase price be less than $0.856 (the “Contractual Floor Price”). During the quarter ended June 30, 2023, we received $3,200 in advances under the PPA and issued 461,548 shares of common stock to Yorkville. Since June 30, 2023 and through the filing date, we issued 315,605 shares of common stock to Yorkville. We reserved 1,124,782 shares of our common stock for issuances to Yorkville. However, we will need to obtain stockholder approval to issue more shares. We agreed with Yorkville that we will not utilize the ELOC while there are outstanding advances without Yorkville’s consent.
During the three and six months ended June 30, 2023, the Company received Pre-Paid Advances in the aggregate amount of $3.2 million and received proceeds in the amount of $2.9 million, net of issuance cost in the amount of $0.3 million. During the three and six months ended June 30, 2023, the Company converted $1.6 million with the issuance of 461,548 newly issued shares of common stock to Yorkville. Since June 30, 2023 and through the filing date, the Company converted $1.1 million with the issuance of 315,605 shares of common stock to Yorkville. Interest expense related to the PPA was $0.5 million for the three and six months ended June 30, 2023 and zero for the three and six months ended June 30, 2022.

Leases
We have one material lease commitment, an operating lease covering our manufacturing center, distribution center and office space. We also have an operating lease for IT equipment and finance leases for manufacturing equipment. As of June 30, 2023, our total minimum lease commitments were $12.0 million, with $3.2 million due in the next twelve months. See Note 8 to the consolidated financial statements for additional information.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2023	2022
	(dollar amounts in thousands)
Net cash used in operating activities	$(43,700)	$(39,178)
Net cash used in investing activities	(2,539)	(3,930)
Net cash provided by (used in) financing activities	2,848	(20)
Net (decrease) increase in cash	$(43,391)	$(43,128)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 and 2022 was $43.7 million and $39.2 million, respectively. Cash flows from operating activities are significantly affected by revenue levels, mix of products and services, and investments in the business in research and development and selling, general and administrative costs in order to develop products and services, improve manufacturing capacity and efficiency, and support revenue growth. With respect to the six months ended June 30, 2023, increases in net cash used in operating activities, in comparison to the corresponding prior period, were principally driven by increases in cost of revenues and selling, general and administrative expenses, as described in more detail above.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $2.5 million and $3.9 million, respectively. The decrease is primarily related to a decrease in capital expenditures.

Cash Flows From Financing Activities

Net cash provided in financing activities for the six months ended June 30, 2023 was $2.8 primarily from the Pre-Paid Advance Agreement offset by payments of finance lease obligations. Net cash used in financing activities for the six June 30, 2022 was de minimis.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

We believe that there have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2023 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with participation from our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our design and operation of the Company’s disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information with respect to this Part II, Item 1 can be found in Note 13 to the consolidated financial Statements included in this quarterly report on Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors previously discussed in Part 1, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2022. However, these risks are not the only risks facing us. There may be additional risks and uncertainties that are not currently known to us or that we currently consider to be insignificant that could materially and adversely affect our business, financial condition, or operating results in the future.

We have a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future and there is substantial doubt regarding our ability to continue as a going concern.

As indicated in our annual report on Form 10-K for the year ended December 31, 2022, we have a history of losses, and expect to incur losses and significant expenses for the foreseeable future, which casts substantial doubt regarding our ability to continue as a going concern.

Doubts about our ability to continue as a going concern have and could continue to negatively impact our relationships with our suppliers, vendors, and other third parties and our ability to obtain, maintain or renew agreements with them, or negatively impact our negotiating leverage with such parties, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any loss of key personnel, employee attrition or material erosion of employee morale arising out of doubts about our ability to operate as a going concern could have a material adverse effect on our ability to effectively conduct our business, and could impair our ability to execute our business plan, thereby having a material adverse effect on our business, financial condition and results of operations.

We need significant additional funding to execute our business plan and to continue operations. We continue to seek and evaluate opportunities to raise additional funds through the issuance of our securities, asset sales, and through arrangements with strategic partners. We have engaged a financial advisor to assist us in identifying strategic partners and financing to fund operations and to take actions to maximize our liquidity. If capital is not available to us when, and in the amounts needed, we could be required to liquidate our inventory, cease or curtail operations, or seek protection under applicable bankruptcy laws or similar state proceedings. There can be no assurance that we will be able to raise the capital we need to continue our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, we did not issue unregistered shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
Amendment to Security Agreement
On August 10, 2023, we entered into Amendment No. 2 (the “Amendment”) to the Loan and Security Agreement dated October 10, 2019, as amended (the “Loan and Security Agreement”)with Cupola Infrastructure Income Fund, L.L.L.P.. The Amendment modifies certain terms of the Loan and Security Agreement: (i) the Amendment modifies our Facility’s financial covenant requiring that total equity plus expected EBITDA at the end of the next quarter and the following quarter be greater than $0, by establishing that the covenant is to now be evaluated beginning with the quarter ending September 30, 2023; and (ii) the Amendment also provides for a 3% increase, from 15% to 18%, on the fixed annual interest rate under our Facility for any principal amount outstanding on any working capital loans. The description of the Amendment is qualified in its entirety by reference to the text of the Amendment, which is filed as Exhibit 10.9 to this report and is incorporated herein by reference.

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

10.6†	Settlement Agreement and Mutual Release, dated July 24, 2023, in the matter of eMatrix Energy Systems, Inc. v. Lightning eMotors, Inc. v. eMatrix Energy Systems, Inc. and Linamar Corporation

10.7†	Loan and Security Agreement, dated October 10, 2019, between the Company and Cupola Infrastructure Income Fund L.L.L.P.

10.8†	First Amendment to the Loan and Security Agreement, dated November 15, 2021, between the Company and Cupola Infrastructure Income Fund L.L.L.P.

10.9†	Second Amendment to the Loan and Security Agreement, dated August 10, 2023, between the Company and Cupola Infrastructure Income Fund L.L.L.P.

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: August 14, 2023

LIGHTNING EMOTORS, INC.

By:	/s/ Timothy Reeser
Name:	Timothy Reeser
Title:	Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ David Agatston
Name:	David Agatston
Title:	Chief Financial Officer
(Principal Financial Officer)