Form 10-Q
period 2023-09-30
Lightning eMotors, Inc.
filed 2023-11-20
CIK 1802749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-Q
__________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 17, 2023, there were 6,593,516 shares of the registrant’s common stock outstanding.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Lightning eMotors, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,022	$56,011
Accounts receivable, net of allowance of $2,086 and $2,028 as of September 30, 2023 and December 31, 2022, respectively	9,747	9,899
Inventories	19,214	47,066
Prepaid expenses and other current assets	4,675	9,401
Total current assets	39,658	122,377
Property and equipment, net	7,918	11,519
Operating lease right-of-use asset, net	6,718	7,735
Other assets	1,401	1,928
Total assets	$55,695	$143,559
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,091	$7,961
Accrued expenses and other current liabilities	9,875	6,270
Warrant liability	—	60
Derivative liability	355	—
Current portion of operating lease obligation	1,913	1,649
Current debt, net of debt discount	55,025	—
Total current liabilities	70,259	15,940
Long-term debt, net of debt discount	2,986	62,103
Operating lease obligation, net of current portion	6,263	7,735
Derivative liability	—	78
Earnout liability	—	2,265
Other long-term liabilities	792	880
Total liabilities	80,300	89,001
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity
Preferred stock, par value $0.0001, 1,000,000 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001, 250,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 6,593,516 and 4,492,157 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	237,343	220,951
Accumulated deficit	(261,949)	(166,394)
Total stockholders’ (deficit) equity	(24,605)	54,558
Total liabilities and stockholders’ (deficit) equity	$55,695	$143,559

See accompanying notes to Consolidated Financial Statements.

Lightning eMotors, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net of customer refunds	$12,366	$11,131	$21,593	$20,079
Cost of revenues	45,694	14,580	66,779	27,191
Gross loss	(33,328)	(3,449)	(45,186)	(7,112)
Operating expenses
Research and development	1,194	1,428	4,662	5,180
Selling, general and administrative	13,503	14,897	41,376	39,055
Total operating expenses	14,697	16,325	46,038	44,235
Loss from operations	(48,025)	(19,774)	(91,224)	(51,347)
Other (income) expense, net
Interest expense, net	3,867	3,758	10,488	11,468
(Gain) loss from change in fair value of warrant liabilities	(10)	(536)	(60)	(1,850)
(Gain) loss from change in fair value of derivative liability	353	(3,728)	290	(16,370)
(Gain) loss from change in earnout liability	(446)	(18,054)	(2,265)	(68,357)
(Gain) loss on extinguishment of debt	—	—	(2,965)	—
Other expense (income), net	(1,117)	17	(1,157)	11
Total other (income) expense, net	2,647	(18,543)	4,331	(75,098)
Net income (loss)	$(50,672)	$(1,231)	$(95,555)	$23,751
Net income (loss) per share, basic	$(7.84)	$(0.33)	$(16.79)	$6.30
Net income (loss) per share, diluted	$(7.84)	$(0.33)	$(16.79)	$4.50
Weighted-average shares outstanding, basic	6,460,511	3,787,269	5,691,036	3,771,472
Weighted-average shares outstanding, diluted	6,460,511	3,787,269	5,691,036	4,268,720

See accompanying notes to Consolidated Financial Statements.

Lightning eMotors, Inc.
Consolidated Statements of Stockholders’ (Deficit) and Equity
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Stockholders’ Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value
Balance as of June 30, 2023	6,144,553	$1	$234,209	$(211,277)	$22,933
Vesting of restricted stock units, net of taxes	5,660	—	—	—	—
Common stock issued for conversion of debt	443,303	—	1,510	—	1,510
Stock-based compensation expense	—	—	1,624	—	1,624
Net loss	—	—	—	(50,672)	(50,672)
Balance as of September 30, 2023	6,593,516	$1	$237,343	$(261,949)	$(24,605)

Balance as of December 31, 2022	4,492,157	$1	$220,951	$(166,394)	$54,558
Exercise of stock options	9,502	—	10	—	10
Vesting of restricted stock units, net of taxes	41,020	—	(14)	—	(14)
Common stock issued for conversion of debt	904,851	—	3,404	—	3,404
Canceled due to reverse split	(1,957)	—	—	—	—
Stock-based compensation expense	—	—	4,425	—	4,425
Conversion of convertible notes payable	1,147,943	—	8,567	—	8,567
Net loss	—	—	—	(95,555)	(95,555)
Balance as of September 30, 2023	6,593,516	$1	$237,343	$(261,949)	$(24,605)

Balance as of June 30, 2022	3,780,505	$—	$209,199	$(156,582)	$52,617
Exercise of stock options	2,941	—	6	—	6
Vesting of restricted stock units, net of taxes	1,745	—	(6)	—	(6)
Stock-based compensation expense	—	—	1,470	—	1,470
Common stock issued for commitment shares	14,975	—	851	—	851
Net loss	—	—	—	(1,231)	(1,231)
Balance as of September 30, 2022	3,800,166	$—	$211,520	$(157,813)	$53,707

Balance as of December 31, 2021	3,753,132	$—	$206,776	$(181,564)	$25,212
Exercise of stock options	18,191	—	129	—	129
Vesting of restricted stock units, net of taxes	13,868	—	(114)	—	(114)
Stock-based compensation expense	—	—	3,878	—	3,878
Common stock issued for commitment shares	14,975	—	851	—	851
Net income	—	—	—	23,751	23,751
Balance as of September 30, 2022	3,800,166	$—	$211,520	$(157,813)	$53,707

See accompanying notes to Consolidated Financial Statements.

Lightning eMotors, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(95,555)	$23,751
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,996	1,279
Impairment of long-lived assets	4,878	—
Right-of-use asset impairment	435	—
Provision for doubtful accounts	1,987	2,231
Provision for inventory obsolescence and write-downs	20,659	1,155
Loss (gain) on disposal of fixed asset	56	58
Gain on extinguishment of debt	(2,965)	—
Change in fair value of warrant liability	(60)	(1,850)
Change in fair value of earnout liability	(2,265)	(68,357)
Change in fair value of derivative liability	290	(16,370)
Stock-based compensation	4,425	3,878
Amortization of debt discount	6,352	6,899
Non-cash impact of operating lease right-of-use asset	1,017	849
Issuance of common stock for debt	825	—
Issuance of common stock for commitment shares	—	851
Changes in operating assets and liabilities:
Accounts receivable	(5,777)	(4,793)
Inventories	11,135	(21,955)
Prepaid expenses and other assets	4,836	(4,126)
Accounts payable	(4,870)	6,052
Accrued expenses and other liabilities	2,715	3,462
Net cash used in operating activities	(49,886)	(66,986)
Cash flows from investing activities
Purchase of property and equipment	(3,610)	(5,694)
Net cash used in investing activities	(3,610)	(5,694)
Cash flows from financing activities
Proceeds from pre-paid advance agreement	2,944	—
Repayment of prepay advance agreement	(200)	—
Insurance finance agreement	1,138	—
Repayment of insurance finance agreement	(228)	—
Payments on finance lease obligations	(143)	(78)
Proceeds from exercise of stock options	10	129
Tax withholding payment related to net settlement of equity awards	(14)	(114)
Net cash provided by (used in) financing activities	3,507	(63)
Net (decrease) increase in cash	(49,989)	(72,743)
Cash - Beginning of period	56,011	168,538
Cash - End of period	$6,022	$95,795

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information - Cash paid for interest	$2,992	$3,536
Significant noncash transactions
Conversion of notes for common stock	$8,567	$—
Property and equipment included in accounts payable and accruals	406	879
Finance lease right-of-use asset in exchange for a lease liability	(161)	786
Inventory repossessed for accounts receivable	3,942	1,410

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
NYSE Suspension of Trading and OTC Quotation
On September 18, 2023, the Company received notice from the New York Stock Exchange (“NYSE”) indicating that the staff determined to suspend trading immediately and commence proceedings to delist the shares of common stock and the redeemable warrants of the Company from the NYSE (the “Notice”). The decision was reached by the NYSE staff under Section 802.01B of the NYSE Listed Company Manual because it had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization of at least $15 million over a consecutive 30-trading day period.
The Company requested to appeal the proposed delisting and was granted a hearing on December 14, 2023 in front of the NYSE Board to review the staff’s decision. During the pending appeal, the Company’s common stock remains listed on the NYSE, but trading in the Company’s common stock and warrants on the NYSE has been suspended as of September 18, 2023. Effective September 19, 2023, the Company’s common stock and warrants trade on the over-the-counter markets under the symbols “ZEVY” and “ZEVYW,” respectively.
Impairment of long-lived assets
Long-lived assets to be held and used in the Company’s operations are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group may not be recovered. The Company assesses recoverability by comparing the sum of projected undiscounted cash flows from the use and eventual disposition over the remaining economic life of a long-lived asset or asset group to its carrying value. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value, or the estimated discounted future cash flows, of the long-lived assets. Assets or asset groups to be abandoned or from which no future benefit is expected are written down to zero in the period it is determined they will no longer be used and are removed entirely from service.
For the three and nine months ended September 30, 2023, and due to the Notice received from the NYSE, the Company determined a triggering event occurred that required the Company to evaluate the Company’s long-lived assets for impairment. The Company’s long-lived assets were evaluated using a market approach based on an in exchange premise, estimating recovery percentages that would take into account cost of installation, freight and other costs that would not be recovered. As a result, the Company recorded a loss on the impairment of property and equipment of $4,878 for the three and nine months ended September 30, 2023, which is included in “Cost of revenues” on the consolidated statements of operations.
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
Liquidity and Capital
As of September 30, 2023, the Company had $6,022 in cash and cash equivalents. For the nine months ended September 30, 2023, the Company incurred a net loss of $95,555 and cash used in operating activities was $49,886. The Company had negative working capital of $30,601 as of September 30, 2023. The current and historical operating cash flows, current cash and working capital balances, and forecasted obligations of the Company were considered in connection with management’s evaluation of the Company’s ongoing liquidity.
The Company has suffered recurring losses from operations. The continuation of the Company as a going concern is dependent upon the Company attaining and maintaining profitable operations and/or raising additional capital from equity offerings, debt financings or other capital markets transactions, collaborations, strategic partnerships or licensing arrangements.
The Company entered into a Pre-Paid Advance Agreement with YA II PN, Ltd. (“Yorkville”) on May 16, 2023 and into a purchase agreement (“ELOC”) with Lincoln Park Capital, LLC on August 30, 2022. Due to the suspension of trading of the Company’s common stock from the NYSE or other Principal Market (as defined in the ELOC), the Company is currently unable to utilize either the ELOC or the Pre-Paid Advance Agreement. Moreover, the ability to access the Pre-Paid Advance Agreement or the ELOC in full is dependent on various factors, such as common stock trading volumes, market prices and obtaining stockholder approval, which cannot be assured, and as a result cannot be included as sources of liquidity for the Company's Accounting Standards Codification (“ASC”) 205-40 Going Concern analysis. During the three and nine months ended September 30, 2023, the Company received proceeds in the amount of $2,944 and issued 443,303 and 904,851 shares of common stock, respectively, to Yorkville. Since September 30, 2023 and through the filing date, the Company issued zero shares of common stock to Yorkville. As of September 30, 2023 and through the date of this filing, the Company has not sold any shares of common stock to Lincoln Park under the ELOC other than the commitment shares (and is prohibited from accessing the ELOC while advances are outstanding to Yorkville).
Due to the timing of cash receipts, the Company may not be in a financial position to fund its next scheduled interest payment on its outstanding Convertible Notes, which payment is due no later than December 15, 2023 to avoid an event of default. Although the Company is working to collect outstanding accounts receivable and/or obtain bridge financing, there can be no certainty that either will occur prior to the December 15 payment deadline. Further, in the event the Company is not successful in its appeal of delisting to the NYSE, such delisting will represent a “Fundamental Change,” giving each holder of Convertible Notes the right to require the Company to repurchase its Convertible Notes pursuant to the terms and procedures set forth in the indenture for a cash repurchase price equal to 100% of the principal amount of the Convertible Notes to be so repurchased, plus accrued and unpaid interest thereon, if any, plus any remaining amounts that would be owed to, but excluding the Maturity Date (as defined in the indenture), including all regularly scheduled interest payments.
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

Note 2 – Summary of Significant Accounting Policies
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates and judgments involve deferred income taxes, provision for credit losses, warranty liability, write downs and write offs of obsolete and damaged inventory, fair value estimates of property, plant and equipment and valuations of share-based compensation, warrant liability, convertible note derivative liability and earnout share liability. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.
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
Concentrations of credit risk
As of September 30, 2023, two customers accounted for 49% and 11% of the Company’s total accounts receivable. As of December 31, 2022, two customers accounted for 40% and 25% of total accounts receivable. The net sales to the following customers comprised more than 10% of revenues for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Net Sales	% of Net Revenue	Net Sales	% of Net Revenue	Net Sales	% of Net Revenues	Net Sales	% of Net Revenues
Customer A	$4,976	39%	$—	—%	$9,157	37%	$—	—%
Customer B	2,826	22%	—	—%	3,840	16%	—	—%
Customer C	—	—%	5,920	53%	—	—%	5,923	29%
Customer D	—	—%	2,075	19%	—	—%	2,075	10%
Customer E	—	—%	1,098	10%	—	—%	2,822	14%
Customer F	—	—%	—	—%	—	—%	2,675	13%
Total of customers with sales greater than 10%	$7,802	61%	$9,093	82%	$12,997	53%	$13,495	66%
Total of customers with sales less than 10%	4,888	39%	2,038	18%	11,429	47%	6,584	34%
Gross Revenue	$12,690	100%	$11,131	100%	$24,426	100%	$20,079	100%
Customer refunds(1)	(324)		—		(2,833)		—
Total Revenue, net of customer refunds	$12,366		$11,131		$21,593		$20,079

(1)    Customer refunds are related to the recall for certain 2021-2022 model year FE4-129 vehicles (“ZEV4”) that were manufactured with Romeo Power Systems, Inc (“Romeo”) battery packs. See section “Revenue Recognition” below for more detail concerning the accounting treatment and the section “Warranties and Recall Campaigns” for more detail on the recall.
Concentrations of supplier risk
As of September 30, 2023, two suppliers accounted for 13% and 10% of the Company’s total accounts payable. As of December 31, 2022, two suppliers accounted for 20% and 15% of the Company’s total accounts payable. For the three months ended September 30, 2023, one supplier accounted for 37% of inventory purchases. For the three months ended September 30, 2022, one supplier accounted for 42% of inventory purchases. For the nine months ended September 30,

2023, two suppliers accounted for 17% and 11% of inventory purchases. For the nine months ended September 30, 2022, two suppliers accounted for 32% and 19% of inventory purchases.
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
Accounts receivable
Accounts receivable are recorded at invoiced amounts, net of discounts, and allowances. The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analyses and monitors the financial condition of its customers to reduce credit risk. The Company reduces the carrying value for estimated uncollectible accounts based on a variety of factors including the length of time receivables are past due, economic trends and conditions affecting the Company’s customer base, and historical collection experience. Specific provisions are recorded for individual receivables when the Company becomes aware of a customer’s inability to meet its financial obligations. The Company writes off accounts receivable when they are deemed uncollectible. As of September 30, 2023, two customers accounted for 49% and 11% of the Company’s total accounts receivable.
The following table details the change in the allowance for credit losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$2,041	$3,847	$2,028	$3,349
Credit loss expense (1)	45	1,733	1,987	2,231
Deductions (1)	—	(3,780)	(1,929)	(3,780)
Balance at end of period	$2,086	$1,800	$2,086	$1,800
(1) The charges to expense and deductions in the allowance for doubtful accounts during the nine months ended September 30, 2023 were primarily associated with two customers. The customers have not paid and the Company repossessed the vehicles as collateral for the accounts receivable balance. The charges to expense represent further impairment of the receivable balance down to the net realizable value of the collateral. The deductions represent the write off of the remaining accounts receivable balance related to these customers after applying the net realizable value of the collateral against the outstanding balance.
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
Property and equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful asset lives. Leasehold improvements are stated at cost and amortized on the straight-line basis over their estimated economic useful lives or the lease term, whichever is shorter. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred. Depreciation is included in the consolidated statements of operations in “Cost of revenues”, “Research and development” and “Selling, general and administrative.” The Company periodically reviews assets’ estimated useful lives based upon actual experience and expected future utilization. A change in useful life is treated as a change in accounting estimate and is applied prospectively. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss, if any, is reflected in “Other income, net.”

Revenue recognition
Revenue Summary
The following table disaggregates revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
ZEVs	$12,127	$10,570	$23,234	$18,969
Other	563	561	1,192	1,110
Gross Revenue	$12,690	$11,131	$24,426	$20,079
Customer refunds(1)	(324)	—	(2,833)	—
Total Revenue, net of customer refunds	$12,366	$11,131	$21,593	$20,079
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

Balance as of December 31, 2022	$794
Revenues recognized	(5,474)
Increase due to billings	5,466
Balance as of September 30, 2023	$786
Returns and Refunds
Based on the Company’s standard terms and conditions, consideration paid for goods and/or services that customers purchase from the Company are nonrefundable. Therefore, at the time revenue is recognized, the Company does not estimate expected refunds for goods or services, nor does the Company exclude any such amounts from revenue.
However, during the nine months ended September 30, 2023 and as special consideration to those customers impacted by the Romeo battery recall, the Company extended an offer to allow a return and refund for the affected ZEV4s. The Company applied a reserve for estimated refunds based on known pending refunds and reduced sales accordingly. The Company initially recorded in March 2023, on a gross basis, a refund liability in the amount of $5,037 and inventory in the amount of $2,171. The total refund liability associated with ZEV4 recalls was $1,285 as of September 30, 2023, which is included in “Accrued expenses and other current liabilities” on the consolidated balance sheets. In some instances, the refund paid to customers exceeded the original transaction price and value of goods to be received (“Accommodation”), representing consideration payable to the customer. The Company recorded the Accommodation as an asset and will derecognize the asset as a reduction to the future revenues that will be recognized from orders placed by that customer, which were associated with the Accommodation. The Company recorded an Accommodation in the amount of $614 in March 2023 and this amount was included in “Prepaid expenses and other current assets” on the consolidated balance sheets. During the three months ended September 30, 2023, the Company derecognized the Accommodation in the amount of $324 and $614, respectively, as a reduction to revenues.
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
As of September 30, 2023, the Company had remaining performance obligations related to a non-cancellable (other than for a breach by the Company) minimum-quantity purchase commitment. The customer is obligated to purchase a fixed number of ZEVs through December 31, 2023. The Company estimates that the future revenues associated with this contract (based on estimated orders from the customer) will be $192 in 2023 and $5,088 in 2024. The timing of the revenue associated with these estimates will change if the ZEVs are commissioned and/or shipped subsequent to the year in which they were ordered, as revenue will not be recognized until control of the ZEV transfers to the customer based on the purchase order shipping terms.
Contract Balances
The following table summarizes the Company’s contract balances:

	September 30, 2023	December 31, 2022	January 1, 2022
Accounts receivable, net of allowance of $2,086, $2,028 and $3,349 as of September 30, 2023, December 31, 2022 and January 1, 2022, respectively	$9,747	$9,899	$9,172
Contract Liabilities - Current	786	794	147
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
Current debt is not presented at fair value on the consolidated balance sheets, as it is recorded at carrying value, net of unamortized debt discounts. However, the 7.5% $100,000 convertible senior note (the “Convertible Notes”) has an embedded conversion option accounted for as a derivative liability, which is presented at fair value on the consolidated balance sheets. The fair value of the Convertible Notes, including the conversion option, was $9,495 and $58,155 as of September 30, 2023 and December 31, 2022, respectively. The Company’s term note and working capital facility (“Facility”) had an outstanding term note with a principal amount of $3,000 as of both September 30, 2023 and December 31, 2022 and a fair value of $3,091 and $3,125 as of September 30, 2023 and December 31, 2022, respectively.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were measured at fair value on a recurring basis in the consolidated balance sheets.

	Level 1	Level 2	Level 3
As of September 30, 2023
Financial assets
Cash equivalents	$4,065	$—	$—
Financial Liabilities
Derivative liability	—	—	355
As of December 31, 2022
Financial assets
Cash equivalents	$51,351	$—	$—
Financial Liabilities
Warrant liability	$—	$—	$60
Derivative liability	—	—	78
Earnout liability	—	—	2,265
As of September 30, 2023 and December 31, 2022, the Company had cash equivalents held in a money market account. The Company has concluded that due to the highly liquid nature of the money market account, the carrying value approximates fair value, which represents a Level 1 input.
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
The Company estimates the fair value of its derivative liability associated with the Convertible Notes at each reporting date, as well as at each conversion date. The Convertible Notes and embedded conversion option are valued using a Binomial Lattice Model designed to capture incremental value attributed to the conversion options in addition to the value of the Convertible Notes. The value of the Convertible Notes without the conversion feature is valued utilizing the income approach, specifically the discounted cash flow method. Cash flows are discounted utilizing the U.S. Treasury rate and the credit spread to estimate the appropriate risk-adjusted rate. The conversion feature utilizes the Company’s stock price as of the valuation date as the starting point of the valuation. A Binomial Lattice Model is used to estimate a credit spread by solving for a premium to the U.S. Treasury rate that produces a value of the Convertible Notes. As of issuance, the value of the Convertible Notes and warrants related to the Convertible Notes were set to equal $100,000 to solve for the credit spread which is then updated quarterly. The fair value measurements are considered Level 3 measurements within the fair value hierarchy.
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

For the three and nine months ended September 30, 2023, and due to the Notice received from the NYSE, the Company determined a triggering event occurred that required the Company to evaluate the Company’s long-lived assets for impairment. The Company’s long-lived assets were evaluated using a market approach based on an in exchange premise, estimating recovery percentages that would take into account cost of installation, freight and other costs that would not be recovered. This approach is considered Level 3 due to the significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. As a result, the Company recorded a loss on the impairment of property and equipment of $4,878 for the three and nine months ended September 30, 2023, which is included in “Cost of revenues” on the consolidated statements of operations.
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
Advertising
Advertising costs are expensed when incurred and are included in “Selling, general and administrative” expenses and total $153 and $179 for the three months ended September 30, 2023 and 2022, and $548 and $422 for the six months ended September 30, 2023 and 2022, respectively.
Derivative Liability
The Company accounts for the embedded conversion feature and fundamental change clause of the Convertible Notes as derivative liabilities. Pursuant to ASC 815-15, Derivatives and Hedging – Embedded Derivatives, the embedded conversion feature and fundamental change clause meet all three criteria to be bifurcated and accounted for separately from the host instrument, i.e., the Convertible Notes. Because these features meet all criteria of a derivative instrument, it was accounted for and recorded as a derivative liability at fair value on the Company’s balance sheet with subsequent changes in fair value recorded in the consolidated statement of operations each reporting period.
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

September 30, 2023
Balance at beginning of period	$2,265
(Gain) loss	(2,265)
Balance at end of period	$—
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
The Company applies the treasury stock method to account for the dilutive impact of its options, warrants and restricted stock units and the if converted method for its Convertible Notes.
Recent accounting pronouncements issued and adopted
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13 related to the measurement of credit losses on financial instruments and has since modified the standard with several ASUs (collectively, the “credit loss standard”). The credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The credit loss standard took effect for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As amended in ASU 2019-10, for smaller reporting companies, the credit loss standard took effect for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years. The adoption of this ASU required a cumulative-effect adjustment to accumulated deficit as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company adopted this standard on January 1, 2023, and this ASU did not have a material impact to the Company’s financial statements.

Note 3 – Inventories

At September 30, 2023 and December 31, 2022, inventories consist of the following:

	September 30, 2023	December 31, 2022
Raw materials	$11,002	$30,763
Work in progress	373	3,357
Finished goods	7,839	12,946
Total inventories	$19,214	$47,066
The Company discontinued certain vehicle platforms due to the supply uncertainty for key components required to produce these platforms. As a result, the Company assessed its ability to reuse the remaining inventory in other platforms the Company currently produces or is developing. However, the Company determined that much of the inventory could not be used so the inventory was written down to a net realizable value. In addition, the Company reduced certain finished goods inventory to a net realizable value. As a result, the Company reduced the cost of certain inventory to net realizable value by $18,016 and $20,659 for the three and nine ended September 30, 2023, respectively. The Company reduced the cost of certain inventory to net realizable value by $378 and $1,155 for the three and nine months ended September 30, 2022, respectively. The reductions in inventory were recorded in “Cost of revenues.”

Note 4 – Prepaid Expenses and Other Current Assets

At September 30, 2023 and December 31, 2022, prepaid expenses and other current assets consist of the following:

	September 30, 2023	December 31, 2022
Vendor deposits	$394	$4,447
Prepaid insurance	2,194	2,367
Other prepaid expenses	2,070	2,559
Other current assets	17	28
Total prepaid expenses and other current assets	$4,675	$9,401

Note 5 – Property and Equipment

Property and equipment as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Machinery and equipment	$2,559	$2,945
Vehicles	1,335	3,634
Mobile vehicle chargers	627	—
Leasehold improvements	1,637	3,660
Computer equipment	397	688
Software	32	11
Furniture and fixtures	571	969
Capital projects in progress	760	2,317
Total	7,918	14,224
Accumulated depreciation and amortization	—	(2,705)
Total property and equipment, net	$7,918	$11,519

For the three months ended September 30, 2023, the Company determined a triggering event occurred that required the Company to evaluate the Company’s long-lived assets for impairment. The triggering event was the receipt of the Notice from the NYSE on September 18, 2023 indicating that the staff determined to suspend trading immediately and commence proceedings to delist the shares of common stock and the redeemable warrants of the Company from the NYSE. The Company evaluated the Company’s long-lived assets for impairment and as a result, the Company recorded a loss on the impairment of property and equipment of $4,878 for the three and nine months ended September 30, 2023, which is included in “Cost of revenues” on the consolidated statements of operations.

The cost of property and equipment, in the table above, as of September 30, 2023 are stated at fair value after taking into effect the impairment of $4,878.

Depreciation and amortization expense associated with property and equipment is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$231	$127	$620	$337
Research and development	73	17	104	125
Selling, general and administrative	435	328	1,147	754
Total depreciation and amortization expense	$739	$472	$1,871	$1,216

Note 6 – Accrued Expenses and Other Current Liabilities

At September 30, 2023 and December 31, 2022, accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Accrued professional services	$831	$597
Accrued interest	1,684	806
Accrued payroll and benefits	3,223	1,451
Other accrued expense	275	1,436
Warranty liability	1,785	1,268
Refund liability	1,285	—
Customer deposits	468	427
Deferred revenue	112	106
Current portion of finance lease obligation	212	179
Total accrued expenses and other current liabilities	$9,875	$6,270

Changes in warranty liability (included in accrued expenses and other current liabilities) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$1,599	$1,212	$1,268	$994
Charge for the period	440	531	1,107	1,231
Utilized during the period	(254)	(516)	(590)	(998)
Balance at end of period	$1,785	$1,227	$1,785	$1,227

Note 7 – Debt

Debt as of September 30, 2023 and December 31, 2022 consists of the following:

	September 30, 2023	December 31, 2022
Convertible Note	$59,863	$73,863
Facility	3,000	3,000
Prepaid Advance Agreement	200	—
Insurance Finance Agreement	910	—
Total debt principal	63,973	76,863
Unamortized debt discount - Convertible Note	(5,922)	(14,735)
Unamortized debt discount - Facility	(14)	(25)
Unamortized debt discount - Prepaid Advance Agreement	(26)	—
Total debt less unamortized debt discount	$58,011	$62,103
Less current portion - Convertible Note	(53,941)	—
Less current portion - Prepaid Advance Agreement	(174)	—
Less current portion - Insurance Finance Agreement	(910)	—
Total long-term debt	$2,986	$62,103
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
If the Company incurs other unpermitted indebtedness, it is required to redeem the Convertible Notes in full including outstanding principal and accrued and unpaid interest, plus a prepayment premium equal to the amount of interest which would have accrued on the Convertible Notes through maturity (the “Redemption Feature”). In addition, the Company is required to issue to the holders a fixed number of warrants to purchase shares of Common Stock. The fixed number of warrants will be based on the principal balance of the Convertible Notes, divided by $230.00 (“Redemption Warrants”). The Redemption Warrants will be exercisable from the date of repayment of the Convertible Notes through the original maturity date of the Convertible Notes. Further, in the event the Company is not successful in its appeal of delisting to the NYSE, such delisting will represent a “Fundamental Change,” giving each holder of Convertible Notes the right to require the Company to repurchase its Convertible Notes pursuant to the terms and procedures set forth in the indenture for a cash repurchase price equal to 100% of the principal amount of the Convertible Notes to be so repurchased, plus accrued and unpaid interest thereon, if any, plus any remaining amounts that would be owed to, but excluding the Maturity Date (as defined in the indenture), including all regularly scheduled interest payments.

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
The following table provides a reconciliation of the beginning and ending balances for the Convertible Note derivative liability measured at fair value using significant unobservable inputs (Level 3):

2023
Balance at beginning of period	$78
(Gain) Loss	290
Change resulting from conversions	(13)
Balance at end of period	$355

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
Interest expense for the three months ended September 30, 2023 and 2022 was $3,279 and $4,129, respectively, of which $1,122 and $1,647, respectively, related to contractual interest expense and $2,157 and $2,482, respectively, related to amortization of the discount. Interest expense for the nine months ended September 30, 2023 and 2022 was $9,818 and $11,830, respectively, of which $3,499 and $4,942, respectively, related to contractual interest expense and $6,319 and $6,888, respectively, related to amortization of the discount.

Facility
The Loan and Security Agreement with Cupola Infrastructure Income Fund, L.L.L.P., as amended (the “Facility”), provides for both term and working capital loans for borrowings up to $8,600 as of September 30, 2023. However, the Company’s Convertible Note requirements limit the Company’s permitted indebtedness to $5,000. Interest is payable quarterly on borrowings at a fixed annual rate of 18%. Borrowings under the Facility are secured by substantially all the Company’s assets, are subject to borrowing base limitations, and require the Company to meet certain covenants. The Facility borrowings, with a maturity date of October 21, 2024, were $3,000 as of September 30, 2023 and December 31, 2022. Interest expense related to the Facility was $130 and $118 for the three months ended September 30, 2023 and 2022, and $361 and $348 for the nine months ended September 30, 2023 and 2022, respectively.
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
During the nine months ended September 30, 2023, the Company received Pre-Paid Advances in the aggregate amount of $3,200 and received proceeds in the amount of $2,944, net of issuance cost in the amount of $256. During the three months ended September 30, 2023, the Company converted $1,250 with the issuance of 443,303 newly issued shares of common stock to Yorkville. During the nine months ended September 30, 2023, the Company converted $2,800 with the issuance of 904,851 newly issued shares of common stock to Yorkville. The Company recognized a loss on extinguishment of $357 and $825 for the three and nine months ended September 30, 2023, respectively in “Interest expense, net” on the consolidated statement of operations associated with the difference between (1) the sum of the fair value of the common stock issued of $1,510 and (2) the sum of the carrying amount of the converted debt $1,153 for the three months ended September 30, 2023, and (1) the sum of the fair value of the common stock issued of $3,404 and (2) the sum of the carrying amount of the converted debt $2,579 for the nine months ended September 30, 2023. Interest expense related to the PPA was $825 for the three and nine months ended September 30, 2023 and zero for the three and nine months ended September 30, 2022. Due to the suspension of trading of the Company’s common stock from the NYSE, the Company is currently unable to utilize the PPA.
On September 19, 2023, the Company and the Investor entered into a waiver agreement (the “Waiver Agreement”). Under the terms of the Waiver Agreement, the Investor agreed to waive the default under the PPA created by the suspension of trading of the common stock on the NYSE. As consideration for the Waiver Agreement, the Company agreed to make an Optional Prepayment (as defined in the PPA) of $200 of the outstanding advance of $400, plus the associated Payment Premium (as defined in the PPA) of $14. The Waiver Agreement did not otherwise modify or amend the PPA.

Debt maturities

The total balance of all debt matures as follows:

Period Ending December 31,	Amount
2023 (remainder of the year)	$200
2024	63,773
2025	—
Thereafter	—
Total	$63,973

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

Right-of-use assets and lease liabilities as of September 30, 2023 and December 31, 2022 consist of the following:

	September 30, 2023		December 31, 2022
	Operating	Finance	Operating	Finance
Assets
Right-of-use assets, net (1)	$6,718	$928	$7,735	$893
Liabilities
Lease obligation - current portion (2)	$1,913	$212	$1,649	$179
Lease obligation - long-term portion (3)	6,263	586	7,735	619
Total lease obligations	$8,176	$798	$9,384	$798

Weighted average remaining lease terms (in years)	3.4	4.1	4.2	4.8
Weighted average discount rate	15%	4%	15%	4%

(1)Finance right-of-use assets, net are included in “Other assets” on the consolidated balance sheets.
(2)Finance lease obligation – current portion is included in “Accrued expenses and other current liabilities” on the consolidated balance sheets.
(3)Finance lease obligation – long-term portion is included in “Other long-term liabilities” on the consolidated balance sheets.

The Company’s lease cost is presented below. The Company does not have any short-term leases or leases with variable lease payments. The financing lease cost for the three and nine months ended September 30, 2023 and 2022 was immaterial.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Lease Cost
Cost of revenues	$404	$356	$1,211	$878
Research and development	76	77	228	232
Selling, general and administrative	183	230	548	857
Total operating lease cost	$663	$663	$1,987	$1,967

The maturities of the Company’s lease liabilities are as follows:

	September 30, 2023
	Operating	Finance
2023 (remainder of year)	$733	$59
2024	2,997	237
2025	3,043	192
2026	3,105	160
2027	518	113
Thereafter	—	95
Total future minimum lease payments	10,396	856
Less: imputed interest	(2,220)	(58)
Total maturities	$8,176	$798

Note 9 – Capital Structure

Reverse Stock Split
On April 24, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to effect a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of 5:00 p.m. Eastern Time on April 27, 2023. Beginning with the opening of trading on April 28, 2023, the Company’s common stock traded on the New York Stock Exchange on a split-adjusted basis under the new CUSIP number 53228T 200 and under the symbol “ZEV.”
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

As of September 30, 2023, the Company had not sold any common stock to Lincoln Park under the ELOC Agreement, other than the shares of common stock issued as a commitment fee. The Company has agreed with the Investor that it will not utilize the ELOC while there are outstanding Pre-Paid Advances without the Investor’s consent. In addition, the Company may not utilize the ELOC while its shares of common stock are suspended from trading on the NYSE or other Principal Market (as defined in the ELOC).

Warrants

As of September 30, 2023, there were warrants outstanding convertible into 1,218,285 shares of common stock. In total, the warrants include 14,999,970 public warrants convertible into 749,998 shares of common stock, 8,695,641 Convertible Note warrants convertible into 434,782 shares of common stock, and 670,108 private placement warrants convertible into 33,505 shares of common stock outstanding. Each warrant entitles the holder to purchase 1/20th of a share of common stock at a price of $230.00 per whole share, subject to adjustment as discussed below. The warrants will expire at 5:00 p.m., New York City time, on May 26, 2026, the fifth anniversary of the completion of the Company’s Business Combination, or earlier upon redemption or liquidation.

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

The following table presents information for privately placed warrants that were assumed in the Business Combination:

	Number of Warrants(1)	Warrant Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Life
Private warrants assumed through Business Combination
Outstanding at December 31, 2021	670,108	$2,185	$230.00	4.3
Change in fair value	—	(2,125)	—	—
Outstanding — December 31, 2022	670,108	60	230.00	3.4
Change in fair value	—	(60)	—	—
Outstanding — September 30, 2023	670,108	—	230.00	2.5

(1)     The 670,108 private placement warrants are convertible into 33,505 shares of common stock outstanding. Each warrant entitles the holder to purchase 1/20th of a share of common stock at a price of $230.00 per whole share, subject to adjustment.

Note 10 – Stock-Based Compensation

2021 Equity Incentive Plan

In connection with the Business Combination, the stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides the Company the ability to grant incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance units, performance shares, cash-based awards and other stock-based awards. The purpose of the 2021 Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons for performing services and by motivating such persons to contribute to the growth and profitability of the Company and its subsidiaries. As of September 30, 2023, there were 1,114,318 shares reserved and 659,190 shares available for grant under the 2021 Plan.

Prior Lightning Systems 2019 Equity Incentive Plan

The legacy Lightning Systems 2019 Equity Incentive Plan (“2019 Plan”) provided for the grant of incentive stock options, non-qualified stock options, and other awards. As a result of the Business Combination, the 2019 Plan was superseded by the 2021 Plan; therefore, no further awards will be granted under the 2019 Plan. In connection with the Business Combination, awards outstanding were converted into an option exercisable for common stock of the Company based on the Exchange Ratio. As of September 30, 2023, there were 73,099 stock options previously granted and unexercised under the 2019 Plan, which remain subject to the terms and conditions of the 2019 Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options expense
Cost of revenues	$5	$3	$12	$13
Research and development	4	5	11	24
Selling, general and administrative	323	239	842	623
Total stock options expense	$332	$247	$865	$660
Restricted stock units expense
Cost of revenues	$99	$98	$259	$205
Research and development	43	44	97	123
Selling, general and administrative	1,150	1,081	3,204	2,890
Total restricted stock units expense	$1,292	$1,223	$3,560	$3,218
Total stock-based compensation	$1,624	$1,470	$4,425	$3,878

The estimated unrecognized expense for stock options and RSUs not vested as of September 30, 2023, which will be recognized over the remaining requisite service period, is as follows:

Stock options unrecognized expense	$2,371
Stock options weighted-average remaining requisite service period (in years)	2.1
Restricted stock units unrecognized expense	$6,964
Restricted stock units weighted-average remaining requisite service period (in years)	1.7

Stock Option Awards

Stock option awards are issued to employees with an exercise price equal to the estimated fair market value per share at the date of grant and a term of 10 years. Stock option awards generally vest over 4 years. It is the Company’s policy to issue new shares upon option exercise. Changes in the Company’s stock options for the nine months ended September 30, 2023 are presented in the table below.

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2023	138,091	$45.60
Granted	—	$—
Exercised	(9,502)	$1.08
Forfeited	(4,189)	$14.52
Expired	(1,093)	$—
Outstanding at September 30, 2023	123,307	$50.19	$—	7.3
Vested and exercisable at September 30, 2023	73,099	$38.69	$—	7.0

Changes in the status of the Company’s non-vested stock option awards for the nine months ended September 30, 2023 are presented in the table below.

	Non-vested Shares Under Option	Weighted Average Grant Date Fair Value per Share
Non-vested at January 1, 2023	73,939	$35.00
Granted	—	$—
Vested	(18,691)	$70.00
Forfeited	(5,040)	$36.39
Non-vested at September 30, 2023	50,208	$56.75

The aggregate intrinsic value of options exercised were $0 and $106 during the three months ended September 30, 2023 and 2022, respectively.

Restricted Stock Unit Awards

The Company grants RSU awards to employees that generally vest over 3 years. RSU awards are valued based on the closing market price of the Company’s common stock on the grant date.

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2023	188,223	$71.40
Granted	239,189	$5.45
Vested	(44,661)	$86.30
Forfeited	(38,219)	$52.01
Outstanding at September 30, 2023	344,532	$25.78

Other Employee Benefits - 401(k) Savings Plan

The Company has an employee-directed 401(k) savings plan (the “401(k) Plan”) for all eligible employees. Under the 401(k) Plan, employees may make voluntary contributions based on a percentage of their pretax income, subject to statutory limitations. The Company matches 100% for the first 3% of each employee’s contribution and 50% for the next 2% of each employee’s contribution. The Company’s cash contributions are fully vested upon the date of match. The Company made matching cash contributions of $224 and $213 for the three months ended September 30, 2023 and 2022, respectively, and $721 and $578 for the nine months ended September 30, 2023 and 2022, respectively

Note 11 – Income Taxes

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. There is no provision for income taxes because the Company has incurred taxable losses since inception. The Company’s effective income tax rate was 0% for the three and nine months ended September 30, 2023 and 2022 and the realization of any deferred tax assets is not more likely than not.

Note 12 – Earnings (Loss) per Common Share

Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of potentially dilutive common shares that could result from the exercise of outstanding stock options and warrants, vesting of restricted stock and conversion of convertible notes. No potentially dilutive common shares are included in the computation of any diluted per share amount when a loss is reported, which was the case for the three and nine months ended September 30, 2023 and

2022. The Company applied the treasury stock method to account for the dilutive impact of its options, warrants and restricted stock units and the if-converted method for its Convertible Note.

The following table reconciles the earnings (loss) and number of common shares used to calculate basic and diluted earnings per common share attributable to the Company’s shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings per common share:
Net income (loss) - basic	$(50,672)	$(1,231)	$(95,555)	$23,751
Weighted shares outstanding - basic	6,460,511	3,787,269	5,691,036	3,771,472
Basic earnings (loss) per common share	$(7.84)	$(0.33)	$(16.79)	$6.30

Diluted earnings per common share:
Net income (loss) - basic	$(50,672)	$(1,231)	$(95,555)	$23,751
Add: Convertible Note interest expense, net of tax	—	—	—	11,830
Reverse: Change in fair value of derivative liability	—	—	—	(16,370)
Net income (loss) - diluted	$(50,672)	$(1,231)	$(95,555)	$19,211
Weighted shares outstanding - basic	6,460,511	3,787,269	5,691,036	3,771,472
Add: Dilutive effects of stock options and restricted stock units	—	—	—	115,236
Add: Dilutive effects of if-converted Convertible Note	—	—	—	382,012
Weighted shares outstanding - diluted	6,460,511	3,787,269	5,691,036	4,268,720
Diluted earnings (loss) per common share	$(7.84)	$(0.33)	$(16.79)	$4.50

All potentially dilutive common shares in the following table were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2023 and for the three months ended September 30, 2022 because including them would have had an anti-dilutive effect due to losses reported during those periods.

	Outstanding as of September 30,
	2023	2022
Convertible notes payable	260,273	382,012
Outstanding warrants	1,218,286	1,218,286
Stock options	123,307	164,902
Restricted stock units	344,492	158,635
Common and preferred Series C warrants	—	—
Total anti-dilutive stock	1,946,358	1,923,835

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

The Company also has other commitments, including marketing and software subscription agreements.

The amounts in the table below represent the Company’s future minimum commitments.

	As of September 30, 2023
	Firm Purchase	Other	Total
2023 (remainder of the year)	$—	$345	$345
2024	16,627	457	17,084
2025	—	178	178
2026	—	138	138
2027	—	—	—
Thereafter	—	—	—
Total	$16,627	$1,118	$17,745

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

On March 9, 2023, the Company filed a lawsuit against Romeo Systems, Inc. and Nikola Corporation in the Larimer County District Court, Colorado (Case No. 2023CV30187) seeking damages for breach of contract and tortious interference related to the product supply agreement between the Company and Romeo dated July 13, 2020, arising from Romeo’s failure to deliver batteries under the agreement and for costs associated with a recall of the batteries. The Company initiated a voluntary recall after Romeo refused to take action as the supplier of the batteries. On June 28, 2023, the Company was awarded a default judgment in the amount of $9,800 against Romeo. Romeo instituted an assignment for the benefit of creditors in California and the Company will file a claim for recovery in the proceeding. It is uncertain if the Company will receive any distribution of the claim. The Company will continue to pursue claims against Nikola in the lawsuit.

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

Note 14 - Subsequent Events

On November 15, 2023, Lightning Systems, Inc. entered into a forbearance agreement with Cupola Infrastructure Income Fund, L.L.L.P. to the Loan and Security Agreement dated October 10, 2019, as amended (the “Facility”). In exchange for Cupola waiving all existing events of default as of the date of the agreement and agreeing to forbear from exercising its rights and remedies with respect to the Facility through the earlier of February 29, 2024 or a breach by the Company, the Company agreed to pay $150 as a forbearance fee. The description of the forbearance agreement is qualified in its entirety by reference to the text of the forbearance agreement, which is filed as Exhibit 10.9 to this report and is incorporated herein by reference.

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

Recent Developments
Production. During the three months ended September 30, 2023 and 2022, we produced 55 and 104 units, respectively, consisting of zero-emission vehicles (“ZEVs”) and separately sold zero-emission powertrains (collectively, “ZEV units”), and mobile battery vehicle chargers. During 2023, we have slowed production compared to 2022 to meet customer demand for our ZEVs and to reduce our inventory. During the three months ended September 30, 2023, we sold 110 units compared to the sale of 93 units in the same period in 2022, as we focused on selling ZEVs from our inventory. During the nine months ended September 30, 2023 and 2022, we produced 154 and 248 units, respectively. During the nine months ended September 30, 2023, we sold 209 units compared to the sale of 192 units in the same period in 2022. As of November 20, 2023, we have deployed over 750 vehicles with over 5.8 million miles driven.
ISO 9001:2015 Certification. On September 7, 2023, we announced that we achieved the independent International Organization for Standardization (ISO) 9001:2015 certification for our quality management system. ISO is the leading international standard that specifies the requirements for a quality management system. The ISO 9001 certification recognizes our prioritization of quality control and our efforts to develop a mature production process.
NYSE Suspension of Trading and OTC Quotation. On September 18, 2023, we received notice from the NYSE indicating that the staff has determined to suspend trading immediately and commence proceedings to delist the shares of common stock and the redeemable warrants of the Company from the NYSE. The decision was reached by the NYSE staff under Section 802.01B of the NYSE Listed Company Manual because we had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization of at least $15 million over a consecutive 30-trading day period.
We requested to appeal the proposed delisting and were granted a hearing on December 14, 2023 in front of the NYSE Board to review the staff’s decision. During the pending appeal, our common stock remains listed on the NYSE, but trading in our common stock on the NYSE has been suspended as of September 18, 2023. Effective September 19, 2023, our common stock and warrants trade on the over-the-counter markets under the symbols “ZEVY” and “ZEVYW,” respectively.

Material Trends and Uncertainties
NYSE Suspension of Trading and Ability to Continue as a Going Concern. As mentioned above, our common stock was suspended from trading on the NYSE on September 18, 2023. While we are in the process of appealing the proposed delisting, our common stock is currently traded on the over-the-counter market. The outcome of our appeal of the NYSE decision is uncertain and if our appeal is not successful, our common stock will be delisted from the NYSE. The NYSE suspension and potential delisting may negatively impact our ability to access capital and a delisting would trigger a repurchase right for the holders of our Convertible Notes. For example, we are unable to access the ELOC or the PPA while our common stock is suspended (or delisted) from the NYSE or other Principal Market (as defined in the ELOC).
Our ability to access capital is critical. We have suffered recurring losses from operations and there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon us attaining and maintaining profitable operations and/or raising additional capital from equity offerings, debt financings or other capital markets transactions, collaborations, strategic partnerships or licensing arrangements. We have been working with financial advisors to assist us in identifying strategic partners, reducing our liabilities, secure financing to fund operations and to take actions to maximize our liquidity. If capital is not available to us in the amounts needed and/or we are unable to complete a strategic transaction, we could be required to liquidate inventory, cease or curtail operations, or seek protection under applicable bankruptcy laws or similar state proceedings. As of the date hereof, it is uncertain whether we will have the cash flows or bridge financing needed to pay the next scheduled interest payment on the Convertible Notes due on December 15, which would result in an event of default. There can be no assurance that we will be able to raise the capital we need to continue our operations.
Macroeconomic Factors. The impact of current macroeconomic conditions on our business - including slowed economic growth or the potential for a recession, softening global EV demand, sustained inflation and higher interest rates which affect customer demand of our ZEVs and our ability to raise capital, supply chain constraints, and geopolitical events - is uncertain. Our outlook depends upon the various economic and regulatory conditions, and on our ability to manage through supply chain issues that have, and will continue to, limit the level to which we can increase output in the near term. Our long-term outlook remains positive as we believe the adoption of alternative fuel vehicles and the electric vehicle market will continue to grow.
Availability of grant funding. Many of our customers utilize state and federal incentive programs to offset the higher initial costs of electric vehicles, as well as to fund the installation of charging equipment. In connection with the new tax credits for certain commercial EVs established by the Inflation Reduction Act of 2022, we have been transitioning some of our efforts towards larger ZEVs that qualify for the larger tax credits. The IRS is still in the process of releasing further guidance on specific aspects of the aforementioned credits. The announcement of the IRA and the delay in receiving adequate IRS guidance as to the roll-out of the new tax credits has slowed order volumes thus far in 2023 and increased customer buying decision cycle times, as many existing or potential customers are waiting to place orders until they are certain of the amount of tax credits available per ZEV. In addition, many customers are evaluating the size and type of ZEV they intend to purchase because the amount of the tax credit depends on the weight of the vehicle, among other factors. Furthermore, other government programs, such as the FTA's Low- and No-Emission Vehicle Program, the Colorado Electric School Bus Grant Program or certain other state programs, recently announced new funding and are in the process of making these funds available for eligible purchases. However, we have experienced delays in defining such programs, approving grants and payment of grants which lead to delays in vehicle deliveries and our overall revenue recognition.
Supply-Chain challenges. One of our battery suppliers, Proterra, Inc., filed for Chapter 11 bankruptcy protection on August 7, 2023. The bankruptcy proceedings add uncertainty over future supplies of Proterra batteries to us as well as concerns over support with ongoing issues and warranty claims with the batteries. Even before the bankruptcy filing, we have been experiencing significant delivery delays and cancellations from our suppliers since April 2020. In addition, we often do not get informed of delivery delays until or after the expected delivery dates and have, at times, also experienced deliveries in advance of expected delivery dates without prior notice (for orders that were previously delayed), which does not allow for adequate planning. We have also been experiencing shortages of chassis, motors and other components. In response, we have increased our raw material inventories and added new suppliers. However, adding new suppliers, especially for batteries and chassis, increases cost as new parts require significant engineering changes and delays production. We expect supply chain challenges will continue for the foreseeable future. As a result of these challenges, we are carefully monitoring our inventory of chassis, batteries, motors and other raw materials to optimize cost, minimize supply chain issues. We have also entered into multi-year minimum purchase commitments with some of our suppliers of critical components. As of September 30, 2023, the minimum purchase commitment for the next twelve months is $0.8 million under these agreements. However, we are constantly evaluating our commitments and are currently in negotiations to either blend and extend or terminate some of our future commitments to address supply chain constraints and costs.
Inflation and interest rates. We are experiencing cost increases due to inflation resulting from various supply chain disruptions and general global economic conditions. In the last twelve months, two major battery suppliers that we used have either ceased production or filed for bankruptcy or similar state creditor protection, lowering competition in the battery market and increasing prices for batteries. The cost of raw materials, manufacturing equipment, labor and shipping and transportation has increased considerably. We expect higher levels of inflation to persist for the foreseeable future. If we are unable to fully offset higher costs through price increases or other measures, we could experience an adverse impact to our business, prospects, financial condition, results of operations, and cash flows. Interest rates have also increased considerably. The increase in inflation and interest rates impacts the demand for our ZEVs, as customers may delay purchasing ZEVs and/or have difficulty financing their ZEV purchases. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices.
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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2023 and 2022

Revenue

The following table compares revenue for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Gross Revenue	$12,690	$11,131	$1,559	14%
Customer refunds(1)	(324)	—	$(324)	nm*
Revenue, net of customer refunds	$12,366	$11,131	$1,235	11%
ZEV units sold	110	93	17	18%

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Gross Revenue	$24,426	$20,079	$4,347	22%
Customer refunds(1)	(2,833)	—	$(2,833)	nm*
Revenue, net of customer refunds	$21,593	$20,079	$1,514	8%
ZEV units sold	209	192	17	9%
(1) Customer refunds are related to the ZEV4 recall on vehicles that were manufactured with Romeo battery packs.

Revenue is primarily derived from the sale of our ZEVs. Revenue, net of customer refunds increased by $1.2 million, or 11%, during the three months ended September 30, 2023, due to an increase in ZEV unit sales offset by a slight decrease in the average sales price per unit and by refunds of the purchase price made to customers for the ZEV4 manufactured with Romeo batteries in connection with the Romeo recall. Excluding the adjustment for customer refunds, revenue increased by $1.6 million, or 14%, during the three months ended September 30, 2023.

Revenue, net of customer refunds increased by $1.5 million, or 8%, during the nine months ended September 30, 2023 due to an increase in ZEV unit sales offset by a slight decrease in the average sales price per unit and by refunds of the purchase price made to customers for the ZEV4 manufactured with Romeo batteries in connection with the Romeo recall. Excluding the adjustment for customer refunds, revenue increased by $4.3 million, or 22%, during the nine months ended September 30, 2023.

Cost of Revenues, Gross Loss and Gross Margin

The following table compares the cost of revenues, gross loss and gross margin for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Cost of revenues	$45,694	$14,580	$31,114	213%
Gross loss	$(33,328)	$(3,449)	$(29,879)	(866)%
Gross margin	(270)%	(31)%

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Cost of revenues	$66,779	$27,191	$39,588	146%
Gross loss	$(45,186)	$(7,112)	$(38,074)	(535)%
Gross margin	(209)%	(35)%

Cost of revenues includes direct costs (parts, material, and labor); indirect manufacturing costs (manufacturing overhead, depreciation and plant operating lease expense); shipping, field services, logistics and warranty costs.

Cost of revenues increased during the three and nine months ended September 30, 2023 driven by an obsolescence charge associated with inventory and an impairment recorded against our property and equipment. We discontinued certain vehicle platforms due to the supply uncertainty for key components required to produce these platforms. As a result, we assessed our ability to reuse the remaining inventory in other platforms we currently produce or are developing. However, we determined that much of the inventory could not be used so the inventory was written down to a net realizable value. In addition, we reduced certain finished goods inventory to a net realizable value. As a result, cost of revenues includes lower of cost or net realizable value (“LCNRV”) and obsolescence expense in the amount of $18.0 million for the three months ended September 30, 2023. The LCNRV and obsolescence expense for the nine months ended September 30, 2023 was $20.7 million. In addition, the three and nine months ended September 30, 2023 cost of revenues includes impairment expense related to our property and equipment in the amount of $4.9 million. See Note 1 to the consolidated financial statements for additional information related to the impairment. Excluding the property and equipment impairment and the LCNRV and obsolescence expenses, cost of revenues was $22.8 million and $41.2 million for the three and nine months ended September 30, 2023.

Research and Development

The following table compares research and development expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Research and development	$1,194	$1,428	$(234)	(16)%

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Research and development	$4,662	$5,180	$(518)	(10)%

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

Research and development expenses decreased during the three and nine months ended September 30, 2023 primarily due to a decrease in our engineering headcount year-over-year.

Selling, General and Administrative

The following table compares selling, general and administrative expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative	$13,503	$14,897	$(1,394)	(9)%

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative	$41,376	$39,055	$2,321	6%

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

Selling, general and administrative expenses decreased by $1.4 million or 9% during the three months ended September 30, 2023 primarily due to the reduction of bad debt expense compared to the three months ended September 30, 2022, offset by an increase in professional and legal fee expenses. Selling, general and administrative expenses increased by $2.3 million, or 6%, during the nine months ended September 30, 2023, primarily due to an increase in salary, professional and legal fee expenses, offset by a decrease in insurance expense compared to the nine months ended September 30, 2022. The increase in professional and legal fee expenses for the three and nine months ended September 30, 2023 are primarily related to working with financial advisors to assist the Company in identifying strategic partners and financing to fund operations and to take actions to maximize our liquidity. See Note 1 to the consolidated financial statements for additional information related to liquidity and capital.

Interest Expense, net

The following table compares interest expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Interest expense, net	$3,867	$3,758	$109	3%

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollar amounts in thousands)
Interest expense, net	$10,488	$11,468	$(980)	(9)%
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

Interest expense for the three months ended September 30, 2023 included $3.3 million of accrued interest and discount amortization related to the Convertible Note, $0.1 million of interest expense associated with the Facility and $0.5 million of interest expense associated with the PPA, offset by $0.1 million of interest income on our cash equivalents. Interest expense for the three months ended September 30, 2022 included $4.1 million of accrued interest and discount amortization related to the Convertible Note and $0.1 million of interest expense associated with the Facility, offset by $0.5 million of interest income on our cash equivalents. Interest expense for the nine months ended September 30, 2023 included $9.8 million of accrued interest and discount amortization related to the Convertible Note, $0.4 million of interest expense associated with the Facility and $1.0 million of interest expense associated with the PPA, offset by $0.7 million of interest income on our cash equivalents. Interest expense for the nine months ended September 30, 2022 included $11.8 million of accrued interest and discount amortization related to the Convertible Note and $0.3 million of interest expense associated with the Facility, offset by $0.7 million of interest income on our cash equivalents. The decrease in interest expense for the three and nine and months ended September 30, 2023 was due to the decrease in the Convertible Note balance from $87.8 million as of September 30, 2022 to $59.9 million as of September 30, 2023.

Change in Fair Value of Warrant Liabilities

The following table compares the change in fair value of warrant liabilities for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
	(dollar amounts in thousands)
Gain from change in fair value of warrant liabilities	$(10)	$(536)	$526

	Nine Months Ended September 30,
	2023	2022	Change
	(dollar amounts in thousands)
Gain from change in fair value of warrant liabilities	$(60)	$(1,850)	$1,790

The change in fair value of the warrant liabilities for the three and nine months ended September 30, 2023 and September 30, 2022 reflect the impact of the marking-to-market of the warrant liabilities.

Change in Fair Value of Derivative Liability

The following table compares the change in fair value of derivative liability embedded in the Convertible Note for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
	(dollar amounts in thousands)
(Gain) loss from change in fair value of derivative liability	$353	$(3,728)	4,081

	Nine Months Ended September 30,
	2023	2022	Change
	(dollar amounts in thousands)
(Gain) loss from change in fair value of derivative liability	$290	$(16,370)	16,660

The changes in fair value of the derivative liability for the three and nine months ended September 30, 2023 and September 30, 2022 reflect the impact of the marking-to-market of the underlying derivative embedded in the Convertible Note.

Change in Fair Value of Earnout Liability

The following table compares the change in fair value of earnout liability for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
	(dollar amounts in thousands)
Gain from change in fair value of earnout liability	$(446)	$(18,054)	$17,608

	Nine Months Ended September 30,
	2023	2022	Change
	(dollar amounts in thousands)
Gain from change in fair value of earnout liability	$(2,265)	$(68,357)	$66,092

The changes in fair value of the earnout liability for the three and nine months ended September 30, 2023 and September 30, 2022 reflect the impact of the marking-to-market of the earnout shares.

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

The following table reconciles net income (loss) to EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(50,672)	$(1,231)	$(95,555)	$23,751
Adjustments:
Depreciation and amortization	827	511	1,996	1,279
Interest expense, net	3,867	3,758	10,488	11,468
EBITDA	$(45,978)	$3,038	$(83,071)	$36,498
Stock-based compensation expense	1,624	1,470	4,425	3,878
(Gain) loss from change in fair value of warrant liabilities	(10)	(536)	(60)	(1,850)
(Gain) loss from change in fair value of derivative liability	353	(3,728)	290	(16,370)
(Gain) loss from change in earnout liability	(446)	(18,054)	(2,265)	(68,357)
(Gain) loss on extinguishment of debt	—	—	(2,965)	—
ELOC Agreement commitment fee	—	851	—	851
Romeo battery recall	324	—	2,833	—
Impairment of long-lived assets	$4,878	$—	$4,878	$—
Adjusted EBITDA	$(39,255)	$(16,959)	$(75,935)	$(45,350)

Adjusted Revenue

Adjusted revenue is defined as revenue before customer refunds. The following table reconciles revenue, net of customer refunds and adjusted revenue for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net of customer refunds	$12,366	$11,131	$21,593	$20,079
Customer refunds	324	—	2,833	—
Adjusted Revenue	$12,690	$11,131	$24,426	$20,079

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
As of September 30, 2023, we had $6,022 in cash and cash equivalents and an accumulated deficit of $261,949. For the nine months ended September 30, 2023, our net loss amounted to $95,555 and cash used in operating activities was $49,886. We had negative working capital of $30,601 as of September 30, 2023. The current and historical operating cash flows, current cash and working capital balances, and forecasted obligations were considered in connection with management’s evaluation of our ongoing liquidity. However, we will require additional capital to fund our operations. Our ability to access capital is critical. Until we can generate sufficient cash flow from operations, we expect to finance our operations equity offerings, debt financings or other capital markets transactions, collaborations, strategic partnerships or licensing arrangements. The amount and timing of future funding requirements depend on many factors, including the pace and results of development efforts and our ability to scale our operations. We have been working with financial advisors to assist us in identifying strategic partners and financing to fund operations and to take actions to maximize our liquidity. If capital is not available to us when, and in the amounts needed, we could be required to liquidate inventory, cease or curtail operations, or seek protection under applicable bankruptcy laws or similar state proceedings. There can be no assurance that we will be able to raise the capital we need to continue our operations.
We have secured and intend to employ various strategies to obtain the required funding for future operations such as accessing capital through our ELOC with Lincoln Park Capital, LLC or the Pre-Paid Advance Agreement with Yorkville. Due to the suspension of trading of our common stock from the NYSE, we are currently unable to utilize either the ELOC or the Pre-Paid Advance Agreement. Moreover, the ability to access the ELOC and the Pre-Paid Advance Agreement is dependent on our common stock trading volumes and the market price of our common stock, which cannot be assured, and as a result cannot be included as sources of liquidity for our ASC 205-40 analysis. During the three and nine months ended September 30, 2023, we received proceeds in the amount of $2,944 and issued 443,303 and 904,851 shares of common stock, respectively, to Yorkville. Since September 30, 2023 and through the filing date, we issued zero shares of common stock to Yorkville. As of September 30, 2023 and through the date of this filing, we did not sell any shares of common stock to Lincoln Park under the ELOC other than the commitment shares (and are prohibited from accessing the ELOC while advances are outstanding to Yorkville).
Due to the timing of cash receipts, we may not be in a financial position to fund its next scheduled interest payment on our outstanding Convertible Notes, which payment is due no later than December 15, 2023 to avoid an event of default. Although we are working to collect outstanding accounts receivable and/or obtain bridge financing, there can be no certainty that either will occur prior to December 15 payment deadline. Further, in the event we are not successful in its appeal of delisting to the NYSE, such delisting will represent a “Fundamental Change,” giving each holder of Convertible Notes the right to require us to repurchase its Convertible Notes pursuant to the terms and procedures set forth in the indenture for a cash repurchase price equal to 100% of the principal amount of the Convertible Notes to be so repurchased, plus accrued and unpaid interest thereon, if any, plus any remaining amounts that would be owed to, but excluding the Maturity Date (as defined in the indenture), including all regularly scheduled interest payments. Accordingly, there is no assurance that we will default on our Convertible Notes in the future.
Due to uncertainties discussed above, there is substantial doubt about our ability to continue as a going concern through the next twelve months from the date of issuance of the consolidated financial statements contained herein.
Material Cash Requirements
From time to time in the ordinary course of business, we enter into agreements with vendors for the purchase of components and raw materials to be used in the manufacture of our products. To provide flexibility in our development and production plan and opportunities to renegotiate pricing, we generally do not have binding and enforceable purchase orders beyond the near term. However, in order to secure raw materials vital to our products, we have entered into multi-year minimum purchase commitments with some of our suppliers. If we fail to meet the minimum purchase commitments, we must pay a penalty. As of September 30, 2023, the minimum purchase commitment for the next twelve months is $0.8 million under these agreements. However, we are currently in negotiations with certain suppliers to either blend and extend or terminate some of our future commitments due to supply chain constraints and cost increases for both parties. See Note 13 to the consolidated financial statements for additional information.
Our capital expenditures are typically difficult to project beyond the short term given potential supply chain constraints and market conditions. We estimate our total capital expenditures for the year 2023 to be between $5.0 and $8.0 million for development and production activities.
Debt
As of September 30, 2023, we had outstanding $59.9 million of principal indebtedness associated with our Convertible Notes, which matures on May 15, 2024. We are obligated to make semi-annual interest payments of $2.3 million in May and November through maturity based on an annual interest rate of 7.5%.
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
We also had outstanding $3.0 million of principal indebtedness associated with our Facility, which matures on October 21, 2024. We are obligated to make quarterly interest payments of $0.1 million through maturity based on an annual interest rate of 18%. See Note 7 to the consolidated financial statements for additional information.
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
During the nine months ended September 30, 2023, we received Pre-Paid Advances in the aggregate amount of $3,200 and received proceeds in the amount of $2,944, net of issuance cost in the amount of $256. During the three months ended September 30, 2023, we converted $1,250 with the issuance of 443,303 newly issued shares of common stock to Yorkville. During the nine months ended September 30, 2023, we converted $2,800 with the issuance of 904,851 newly issued shares of common stock to Yorkville. We recognized a loss on extinguishment of $357 and $468 for the three and nine months ended September 30, 2023, respectively in “Interest expense, net” on the consolidated statement of operations associated with the difference between (1) the sum of the fair value of the common stock issued of $1,510 and (2) the sum of the carrying amount of the converted debt $1,153 for the three months ended September 30, 2023, and (1) the sum of the fair value of the common stock issued of $3,404 and (2) the sum of the carrying amount of the converted debt $2,579 for the three months ended September 30, 2023 Interest expense related to the PPA was $825 for the three and nine months ended September 30, 2023 and zero for the three and nine months ended September 30, 2022.Due to the suspension of trading of our common stock from the NYSE, we are currently unable to utilize the PPA.
On September 19, 2023, we entered into a waiver agreement (the “Waiver Agreement”). Under the terms of the Waiver Agreement, the Investor agreed to waive the default under the PPA created by the suspension of trading of the common stock on the NYSE. As consideration for the Waiver Agreement, we agreed to make an Optional Prepayment (as defined in the PPA) of $200,000 of the currently outstanding advance of $400,000, plus the associated Payment Premium (as defined in the PPA) of $14,000. The Waiver Agreement did not otherwise modify or amend the PPA.
Leases
We have one material lease commitment, an operating lease covering our manufacturing center, distribution center and office space. We also have an operating lease for IT equipment and finance leases for manufacturing equipment. As of

September 30, 2023, our total minimum lease commitments were $11.3 million, with $3.2 million due in the next twelve months. See Note 8 to the consolidated financial statements for additional information.
Cash Flows
The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2023	2022
	(dollar amounts in thousands)
Net cash used in operating activities	$(49,886)	$(66,986)
Net cash used in investing activities	(3,610)	(5,694)
Net cash provided by (used in) financing activities	3,507	(63)
Net (decrease) increase in cash	$(49,989)	$(72,743)

Cash Flows Used In Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 was $49.9 million and $67.0 million, respectively. Cash flows from operating activities are significantly affected by revenue levels, mix of products and services, and investments in the business in research and development and selling, general and administrative costs in order to develop products and services, improve manufacturing capacity and efficiency, and support revenue growth. With respect to the nine months ended September 30, 2023, decreases in net cash used in operating activities, in comparison to the corresponding prior period, were principally driven by decreases in inventory offset with cost of revenues and selling, general and administrative expenses, as described in more detail above.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $3.6 million and $5.7 million, respectively. The decrease is primarily related to a decrease in capital expenditures.

Cash Flows From Financing Activities

Net cash provided in financing activities for the nine months ended September 30, 2023 was $3.5 from the Pre-Paid Advance Agreement and Insurance Finance Agreement offset by payments of finance lease obligations, Pre-Paid Advance Agreement and Insurance Finance Agreement.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

We believe that there have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2023 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except for the estimate related to the impairment of long-lived assets as discussed below.

Impairment of long-lived assets

Long-lived assets to be held and used in our operations are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group may not be recovered. We assess recoverability by comparing the sum of projected undiscounted cash flows from the use and eventual disposition over the remaining economic life of a long-lived asset or asset group to its carrying value. If the sum of the expected future net cash flows is less than the carrying value, we recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value, or the estimated discounted future cash flows, of the long-lived assets. Assets or asset groups to be abandoned or from which no future benefit is expected are written down to zero in the period it is determined they will no longer be used and are removed entirely from service.

On September 18, 2023, we received notice from the NYSE indicating that the staff determined to suspend trading immediately and commence proceedings to delist our shares of common stock and our redeemable warrants from the NYSE. The decision was reached by the NYSE staff under Section 802.01B of the NYSE Listed Company Manual because we had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization of at least $15 million over a consecutive 30-trading day period.

For the three and nine months ended September 30, 2023, and due to the NYSE notice, we determined a triggering event occurred that required us to evaluate our long-lived assets for impairment. As a result of this evaluation, we recorded a loss on the impairment of property and equipment of $4,878 for the three and nine months ended September 30, 2023, which is included in “Cost of revenues” on the consolidated statements of operations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with participation from our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our design and operation of the Company’s disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, we may not be in a financial position to fund our next scheduled interest payment on our outstanding Convertible Notes, which payment is due no later than December 15, 2023 to avoid an event of default. Although we are working to collect outstanding accounts receivable and/or obtain bridge financing, there can be no certainty that either will occur prior to December 15 payment deadline. Further, in the event we are not successful in its appeal of delisting to the NYSE, such delisting will represent a “Fundamental Change,” giving each holder of Convertible Notes the right to require us to repurchase its Convertible Notes pursuant to the terms and procedures set forth in the indenture for a cash repurchase price equal to 100% of the principal amount of the Convertible Notes to be so repurchased, plus accrued and unpaid interest thereon, if any, plus any remaining amounts that would be owed to, but excluding the Maturity Date (as defined in the indenture), including all regularly scheduled interest payments. Accordingly, there can be no assurance that we avoid a default under the indenture governing the Convertible Notes, which would cause a cross-default under our other debt instruments.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2023, we did not issue unregistered shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
On November 15, 2023, our subsidiary, Lightning Systems, Inc., entered into a forbearance agreement with Cupola Infrastructure Income Fund, L.L.L.P. to the Loan and Security Agreement dated October 10, 2019, as amended (the “Facility”). In exchange for Cupola waiving all existing events of default as of the date of the agreement and agreeing to forbear from exercising its rights and remedies with respect to the Facility through the earlier of February 29, 2024 or a breach by the Company, the Company agreed to pay $150 as a forbearance fee. The description of the forbearance agreement is qualified in its entirety by reference to the text of the forbearance agreement, which is filed as Exhibit 10.9 to this report and is incorporated herein by reference.

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

10.3
Indenture dated May 6, 2021, by and between the Company and Wilmington Trust, National Association, in its capacity as trustee thereunder (incorporated by reference to Exhibit 10.3 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

10.4
Amended and Restated Warrant Agreement, dated May 6, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 10.4 filed on the Company’s Current Report on Form 8-K, filed by the Company on May 12, 2021)

10.5
Purchase Agreement, dated August 30, 2022, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 filed on the Company’s Current Report on Form 8-K, filed by the Company on August 30, 2022)

10.6
Loan and Security Agreement, dated October 10, 2019, between the Company and Cupola Infrastructure Income Fund L.L.L.P. (incorporated by reference to Exhibit 10.7 filed on the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 14, 2023)

10.7
First Amendment to the Loan and Security Agreement, dated November 15, 2021, between the Company and Cupola Infrastructure Income Fund L.L.L.P. (incorporated by reference to Exhibit 10.8 filed on the Company’s Quarterly Report on Form 10-Q filed by the Company on August 14, 2023)

10.8
Second Amendment to the Loan and Security Agreement dated August 10, 2023, between the Company and Cupola Infrastructure Income Fund L.L.L.P. (incorporated by reference to Exhibit 10.9 filed on the Company’s Quarterly Report on Form 10-Q filed by the Company on August 14, 2023)

10.9†	Forbearance Agreement to the Loan and Security Agreement dated November 15, 2023, between the Company and Cupola Infrastructure Income Fund L.L.L.P.

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: November 20, 2023

LIGHTNING EMOTORS, INC.

By:	/s/ Timothy Reeser
Name:	Timothy Reeser
Title:	Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ David Agatston
Name:	David Agatston
Title:	Chief Financial Officer
(Principal Financial Officer)